Form 10-Q
period 1995-03-31
GTI CORP
filed 1995-05-09
CIK 44319

                                                               CONFORMED COPY



                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549




                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the quarterly period ended March 31, 1995     Commission File Number 1-4289


                                GTI CORPORATION

                           Delaware IRS ID# 05-0278990
                       9171 Towne Centre Drive, Suite 460
                          San Diego, California 92122
                            Telephone (619) 546-0531





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes X      No
                                        ---       ---

As of May 1, 1995, the registrant had only one class of Common Stock, par value $.04 per share, of which there were 8,919,600 shares outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        GTI CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF INCOME  -  (unaudited)
                     (in thousands, except per share data)


                                                                           For the three-months ended
                                                                           --------------------------
                                                                             March 31,      March 31,
                                                                               1995           1994
                                                                              -------        -------
Sales                                                                         $36,192        $30,012
Cost of sales                                                                  25,798         20,790
Selling, general & administrative expense                                       9,962          7,478
                                                                              -------        -------
Operating profit                                                                  432          1,744
Other expense (income), net                                                       248            (68)
                                                                              -------        -------
Income before income taxes and
  minority interest                                                               184          1,812
Provision for income taxes                                                         40            462
Minority interest                                                                 (47)            49
                                                                              -------        -------
Net income                                                                    $   191        $ 1,301
                                                                              =======        =======
Earnings per share of common stock and
   common stock equivalent:

      Primary and fully dilutive                                              $  0.02        $  0.13
                                                                              =======        =======

Weighted average number of shares                                          10,753,000     10,205,000
                                                                           ==========     ==========


Note: Earnings per share is based upon weighted average number of shares outstanding and all dilutive common stock equivalents, which include stock options and cumulative convertible preferred stock.


     The accompanying notes are an integral part of these consolidated financial statements.


                       GTI CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share data)


                                                                            March 31,     December 31,
                                                 Assets                        1995           1994
                                                                           -----------    ------------
                                                                           (unaudited)      (audited)

Current assets:
      Cash and cash equivalents                                              $  1,770       $  4,226
      Accounts receivable, less allowances of $475
        and $306, respectively                                                 23,066         24,505
      Inventories                                                              28,944         25,777
      Prepaid expenses and other                                                2,736          1,885
                                                                             --------       --------
            Total current assets                                               56,516         56,393

Property, plant and equipment, net                                             18,928         17,402
Goodwill, less amortization of $4,547 and $4,081,
    respectively, and other assets                                             47,433         29,380
                                                                             --------       --------
                                                                             $122,877       $103,175
                                                                             ========       ========
                                  Liabilities and Stockholders' Equity

Current liabilities:
      Short-term borrowings                                                  $  8,660       $  1,655
      Current portion of note payable                                           1,000             -
      Accounts payable, accrued and other liabilities                          17,955         21,523
      Acquisition liability                                                       500            500
                                                                             --------       --------
            Total current liabilities                                          28,115         23,678

Notes payable and other non-current liabilities                                 5,529          1,373
                                                                             --------       --------
Minority interest in subsidiaries                                               1,440            561
                                                                             --------       --------
Stockholders' equity:
      Preferred stock, $35.00 cumulative convertible,
        issued and outstanding 8,110 shares                                     8,110          8,110
      Common stock, issued and outstanding
        8,919,600 and 8,459,350 shares, respectively                              355            339
      Additional paid in capital                                               43,396         34,567
      Retained earnings                                                        34,857         34,737
      Treasury stock, 250,000 shares at cost                                       -          (1,040)
      Cumulative translation adjustments                                        1,075            850
                                                                             --------       --------
                                                                               87,793         77,563
                                                                             --------       --------
                                                                             $122,877       $103,175
                                                                             ========       ========

      The accompanying notes are an integral part of these consolidated financial statements.


                        GTI CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                           For the three-months ended
                                                                           --------------------------
                                                                            March 31,       March 31,
                                                                               1995           1994
                                                                            ---------       ---------
Cash flows from operating activities:
   Net income                                                                $    191       $  1,301
   Adjustments to reconcile net income to
     net cash (used) provided by operating activities:
       Depreciation and amortization                                            1,658          1,173
       Minority interest in subsidiaries                                          (47)            49
   Changes in assets and liabilities:
       Accounts receivable                                                      3,117            (40)
       Inventories                                                             (1,630)          (938)
       Prepaid expenses and other assets                                         (949)          (193)
       Accounts payable, accrued and other liabilities                         (6,206)           802
                                                                             --------        -------
              Net cash (used) provided by operating activities                 (3,866)         2,154
                                                                             --------        -------
Cash flows from investing activities:
   Purchases of plant and equipment                                            (1,403)          (976)
   Business acquisition, net of cash acquired                                 (19,031)             -
                                                                             --------        -------
             Net cash used by investing activities                            (20,434)          (976)
                                                                             --------        -------
Cash flows from financing activities:
   Borrowings on lines of credit, net                                           7,055            999
   Borrowings on note payable                                                   5,000              -
   Payments on note payable                                                      (250)             -
   Proceeds from issuance of common stock                                       9,885            214
   Preferred stock cash dividend                                                  (71)           (71)
                                                                             --------        -------
             Net cash provided by financing activities                         21,619          1,142
                                                                             --------        -------
Effect of exchange rate on cash                                                   225             28
                                                                             --------        -------
Net (decrease) increase in cash and cash equivalents                           (2,456)         2,348

Cash and cash equivalents at beginning of period                                4,226         10,037
                                                                             --------        -------
Cash and cash equivalents at end of period                                   $  1,770        $12,385
                                                                             ========        =======

      The accompanying notes are an integral part of these consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

Note 1 - Basis Of Presentation

The unaudited interim consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, such consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. The consolidated results of operations for the three-month period ended March 31, 1995 may not be indicative of the results that may be expected for the year ended December 31, 1995.

The consolidated financial statements include the accounts of GTI Corporation, its wholly-owned subsidiary ESCO Sales, Inc., and its majority-owned subsidiaries Valor Electronics, Inc. and Promptus Communications, Inc. ("Promptus"). All significant intercompany transactions and account balances are eliminated in consolidation.

Note 2 - Supplemental Statements of Cash Flows Disclosure

Supplemental cash flow information (unaudited) for the three-months ended March 31, 1995 and 1994 consists of the following:

                                                                 Three-months ended
                                                          ------------------------------------------
                                                          March 31, 1995              March 31, 1994
                                                          --------------              --------------
Interest paid                                                 $    265                      $ 10
                                                              ========                      ====
Income taxes paid                                             $  1,245                      $347
                                                              ========                      ====

Business acquisition, net of cash acquired:
   Working capital, other than cash acquired                  $   (644)                     $  -
   Plant and equipment                                          (1,314)                        -
   Purchase price in excess of the net assets
      acquired                                                 (17,172)                        -
   Other assets                                                 (1,183)                        -
   Noncurrent liabilities                                        1,282                         -
                                                              --------                      ----
         Net cash used to acquire a business                  $ 19,031                      $  -
                                                              ========                      ====

                        GTI CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

Note 3 - Business Combination

In January 1995, the Company completed the acquisition of 72% of the issued and outstanding capital stock of Promptus, for approximately $19,300 in cash, excluding acquisition costs of approximately $200. Promptus is engaged in the development, manufacturing, and marketing of high-speed, digital network access products. The acquisition was financed through a combination of secured bank borrowings of approximately $9,800 and proceeds (net of issuance costs) from the issuance of 650,000 shares of common stock (of which 250,000 shares were from treasury stock) of approximately $9,700. In addition to the purchase price, the Company provided approximately $1,000 to Promptus employees in the form of secured promissory notes for use in the exercise of stock options, which occurred at closing of the transaction.

The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair market value. This resulted in approximately $17,172 of costs in excess of the net assets acquired which are being amortized using the straight line method over 20 years. Promptus results of operations have been included in the Company's consolidated results of operations effective January 1, 1995.

The following summarized unaudited pro forma results of operations for the three-months ended March 31, 1994 assume the acquisition occurred as of the beginning of the respective period. The pro forma information includes adjustments for: (i) the amortization of goodwill; (ii) the interest expense related to the borrowings associated with the acquisition; and (iii) the increase in common stock associated with the financing of the acquisition. The following unaudited pro forma information is based on historical information and is not necessarily indicative of the actual results that would have occurred or is it indicative of future results of operations of the combined companies:

                                                         March 31, 1994
                                                         --------------
         Net sales                                          $31,787
                                                            =======

         Net income                                         $   437
                                                            =======

         Net income per common share                        $  0.04
                                                            =======

                        GTI CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

Note 4 - Contingencies

Concurrent with the acquisition, the Company and the minority shareholders of Promptus entered into an agreement to govern the contingent purchase of the remaining 28% of the outstanding capital stock of Promptus. Under the agreement, beginning in January 1997 and each year thereafter through January 1999, the minority shareholders of Promptus have the right but not the obligation to require the Company to acquire the remaining shares in predefined percentage increments; and the Company has the right but not the obligation to purchase the remaining shares, with the price to be paid base upon a predetermined formula using a combination of forecasted and actual results of Promptus for the period January 1, 1997 through December 31, 1999. The percentage increment established for the first mutual put/call option in January 1997 may not exceed 30% of the minority shares. In management's opinion, there is no assurance that the minority shareholders will exercise their rights nor is it presently possible to assess the probability of whether the Company will purchase the minority shares. In addition, due to the determinants involved in establishing a price for the minority shares, it is not presently possible to estimate the price at which such shares might be purchased. Accordingly, no accounting recognition has been provided for this contingency in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Quarter Ended March 31, 1995:

Results of Operations

For the first quarter ended March 31, 1995, the Company reported sales of $36,192,000, an increase of 20.6% from $30,012,000 reported for the first quarter ended March 31, 1994. Compared with the fourth quarter of 1994, sales for the first quarter of 1995 decreased $3,469,000 or 8.7%. First quarter 1995 sales increased in all three of the Company's business segments as compared to the prior years first quarter. This increase is primarily attributable to the networking products segment which includes continued strong unit sales of Valor Products as well as the inclusion of sales of Promptus Products effective January 1, 1995. With the addition of Promptus Products, this segment accounted for approximately 74% compared to 70% (without Promptus Products) for the first three months of 1994. Sales for the electronic components segment and distribution products segment increased moderately over the prior year first quarter. Sales by the Company's international operations remained strong for the first quarter of 1995, representing 33.0% of total Company sales, compared to 23.8% for the first quarter of 1994. Substantially all of the sales growth from international operations is the result of increased Valor Product sales in Europe and the Pacific Rim.

Networking products segment sales for the first quarter of 1995 were $26,796,000, an increase of 26.5% over the same quarter in 1994. Sales of Valor Products represented $23,875,000 of this segment s sales, an increase of 12.8% over the year ago period, while sales of Promptus Products represented $2,291,000. The growth in sales of Valor Products reflect continued strong unit demand for magnetics-based components for LAN applications. While Promptus sales for the first quarter of 1994 were not included in the Company's results for the first quarter of 1994, Promptus sales for the first quarter of 1995 increased 65.5% from the same quarter in 1994. The growth in Promptus Product sales was due to increased unit volume from higher sales across all OASIS product lines to OEMs and resellers. Compared with the fourth quarter of 1994, first quarter sales of Valor Products decreased 19.7%. This sales decrease from the fourth quarter was substantially all volume related (as opposed to pricing related) and resulted from management actions to realign shipments to higher-margin product orders.

Electronic component segment sales for the first quarter 1995 were $4,417,000, an increase of $218,000 or 5.2% from the same period last year. The increase in sales for this segment is principally due to increased sales of component piece-parts for the worldwide diode market and specialty welded resistor components.

Distribution product segment sales for the first quarter of 1995 increased 7.4% to $4,979,000 from $4,638,000 reported for the same period in the prior year. The increase in sales is primarily attributable to new accounts in Arizona and Colorado.

Cost of sales as a percent of sales was 71.3%, 69.3%, and 79.6%, for the first quarter of 1995, the first quarter of 1994, and the fourth quarter of 1994, respectively, and resulted in gross margins of 28.7%, 30.7%, and 20.4%, respectively. The decrease in gross margins as a percent of sales from the first quarter of the prior year was primarily the result of lower average selling prices for Valor Products, principally 10Base-T filters, partially offset by the inclusion of higher-margin Promptus Products. The improvement in gross margins from the fourth quarter resulted primarily from the combination of a favorable mix towards lower-cost-higher-margin Valor Products, manufacturing efficiencies gained by realignment of production for higher margin Valor Products, and sales of Promptus Products which carry higher margins than networking components. Cost of sales and gross profit dollars increased for the first quarter as compared to the same period in 1994 due primarily to the increased unit sales associated with Valor Products.

Selling, general and administrative expenses for the first quarter were $9,962,000, or 27.5% of sales, compared to $7,478,000, or 24.9% of sales, for the first quarter of 1994. These expenses increased in dollar amount principally due to the inclusion of Promptus' financial results effective January 1, 1995, and, to a less extent, expenses associated with increased sales across all business segments. The first quarter impact from selling, general, and administrative expenses incurred by Promptus and the amortization of goodwill associated with the acquisition of Promptus amounted to $1,747,000, and $215,000, respectively. While Promptus selling, general and administrative expenses for the first quarter of 1994 were not included in the Company's results for the first quarter of 1994, these expenses for Promptus during the first quarter of 1995 increased approximately 30% from the same quarter in 1994. Substantially all of this increase is associated with the addition of sales and marketing personnel. The increase in selling, general and administrative expenses as a percentage of sales is primarily the result of the low base of sales for Promptus Products in the first quarter. The Company believes that these expenses will continue to increase in dollar amount but may vary as a percent of future sales.

Other expense (net) for the current quarter was $248,000 compared with income of $68,000 for the same period one year ago. The net decrease in other income compared to the first quarter of 1994 resulted from increased borrowings to finance the Promptus acquisition. During the first quarter of 1994, no amounts were outstanding on the credit facilities.

The provision for income taxes was incurred at an effective rate of 21.7% in the first quarter compared to 25.5% for the first quarter of 1994. The Company's effective tax rate is lower than the statutory United States rate due to lower tax rates on the earnings of foreign operations.

Due to the above factors, net income for the first quarter of 1995 decreased to $191,000 or 85.3% from $1,301,000 reported one year ago.

Backlog at March 31, 1995, was $38,655,000, compared to $25,313,000 at March 31, 1994, and $24,509,000 at December 31, 1994. Backlog for the Valor Products portion of the networking products segment was $23,308,000 at March 31, 1995, compared to $16,249,000 at March 31, 1994, and $17,731,000 at December 31,
1994. The Valor Products backlog for the first quarter continues to reflect a significant increase in unit orders compared to one year ago as well as the prior quarter-end. The Company's future performance on a quarter-to-quarter basis will be affected by the volume, mix and timing of orders received.

Liquidity and Capital Resources

The Company is currently satisfying its working capital and capital expenditure requirements through internally generated cash from operations and bank borrowings. The ratio of current assets to current liabilities was 2.0 to 1 on March 31, 1995, compared to 2.4 to 1 on December 31, 1994. Net cash used by operations for the first three months of 1995 was $3,866,000 compared to cash provided by operations of $2,154,000 for the first three months of 1994. This decline is attributable to the decrease in net income from the comparable period in 1994, an increase in inventories to support production volume requirements for the networking products segment and a decrease in accounts payable, accrued and other liabilities offset by a decrease in accounts receivable associated with increased collections.

In the first three months of 1995, the Company made capital expenditures approximating $1,403,000. These expenditures were primarily for equipment to support production capacity for Valor Products. The Company anticipates that additional capital expenditures of approximately $7,000,000 will be made during the balance of 1995, largely for manufacturing and process engineering equipment for the networking products segment, principally Valor Products.

During the first quarter of 1995, the Company completed its acquisition of approximately 72% of the outstanding capital stock of Promptus for approximately $19,300,000, excluding acquisition costs of approximately $200,000. The Company financed the acquisition of Promptus through a combination of bank borrowings of approximately $9,800,000 and the issuance of 650,000 shares of common stock of approximately $9,700,000, net of issuance costs.

Management believes that funds on hand, those generated by operations and available through its lines of credit with a domestic bank for approximately $10.0 million and a foreign bank of approximately $2.2 million will be sufficient to finance working capital and currently projected capital expenditure requirements at least through the next twelve months. As of March 31, 1995, outstanding borrowings from a domestic bank totaled
$6.9 million based on an eligible base of $10.0 million and $1.7 million from a foreign bank based on an eligible base of $2.2 million. As of May 5, 1995, outstanding borrowings from a domestic bank totaled $7.3 million based on an eligible base of $10.0 million and $1.95 million from a foreign bank based on an eligible base of $2.2 million.

Dividends on the Company's 8,110 shares of outstanding $35.00 cumulative convertible preferred stock accrue at an annual rate of $35.00 per share, payable quarterly. In the first three months ended March 31, 1995, cash dividends totaling $71,000 were paid.

                          PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               None.

          (b)  Reports on Form 8-K

               Report on Form 8-K, dated January 6, 1995, relating to the acquisition of Promptus Communications, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GTI CORPORATION
                                        ---------------
                                          (Registrant)



Date:            May 9, 1995
       ------------------------------



                                        By:      /s/ Douglas J.  Downs
                                           ----------------------------------
                                           Douglas J. Downs
                                           Vice President Finance and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)