Form 10-Q
period 1995-06-30
GTI CORP
filed 1995-08-10
CIK 44319

                                                                  CONFORMED COPY




                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549




                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the quarterly period ended June 30, 1995       Commission File Number 1-4289


                               GTI CORPORATION

                         Delaware IRS ID# 05-0278990
                      9171 Towne Centre Drive, Suite 460
                         San Diego, California 92122
                           Telephone (619)546-0531





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No
                                    -----     -----

As of August 1, 1995, the registrant had only one class of Common Stock, par value $.04 per share, of which there were 8,930,600 shares outstanding.

This report on Form 10-Q, including an exhibit, contains 19 pages. The exhibit is located on pages 16 through 19 of this report.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        GTI CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME  -  (Unaudited)
                     (In thousands, except per share data)


                                                                           For the three months ended
                                                                           --------------------------
                                                                            June 30,        June 30,
                                                                              1995            1994
                                                                           ----------      ----------
Sales                                                                         $33,020         $24,728
Cost of sales                                                                  22,339          18,262
Selling, general & administrative expense                                       8,516           5,556
                                                                           ----------      ----------
Operating profit                                                                2,165             910
Other expense (income), net                                                       333            (121)
                                                                           ----------      ----------
Income from continuing operations
   before income taxes and minority interest                                    1,832           1,031
Provision for income taxes                                                        367             163
Minority interest (income) expense                                                (42)             36
                                                                           ----------      ----------
Income from continuing operations                                               1,507             832

Income from discontinued operations,
    net of income taxes                                                           470             618
                                                                           ----------      ----------
Net Income                                                                    $ 1,977         $ 1,450
                                                                           ==========      ==========
Earnings per share of common stock and
    common stock equivalents:

Continuing operations                                                           $0.14           $0.08
Discontinued operations                                                          0.04            0.06
                                                                           ----------      ----------
                                                                                $0.18           $0.14
                                                                           ==========      ==========
Weighted average number of shares                                          10,929,000      10,134,000
                                                                           ==========      ==========



Note: Earnings per share is based upon weighted average number of shares outstanding and all dilutive common stock equivalents, which include stock options and cumulative convertible preferred stock.


             The accompanying notes are an intergal part of these
                      consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME  -  (Unaudited)
                     (In thousands, except per share data)


                                                                               For the six months ended
                                                                              --------------------------
                                                                               June 30,        June 30,
                                                                                 1995            1994
                                                                              ----------      ----------
Sales                                                                            $60,035         $46,049
Cost of sales                                                                     41,325          32,419
Selling, general & administrative expense                                         16,638          11,373
                                                                              ----------      ----------
Operating profit                                                                   2,072           2,257
Other expense (income), net                                                          590            (143)
                                                                              ----------      ----------
Income from continuing operations
  before income taxes and minority interest                                        1,482           2,400
Provision for income taxes                                                           286             445
Minority interest (income) expense                                                   (89)             85
                                                                              ----------      ----------
Income from continuing operations                                                  1,285           1,870

Income from discontinued operations,
   net of income taxes                                                               883             881
                                                                              ----------      ----------
Net income                                                                       $ 2,168          $2,751
                                                                              ==========      ==========

Earnings per share of common stock and
   common stock equivalent:

Continuing operations                                                              $0.12           $0.18
Discontinued operations                                                             0.08            0.09
                                                                              ----------      ----------
                                                                                   $0.20           $0.27
                                                                              ==========      ==========
Weighted average number of shares                                             10,833,000      10,170,000
                                                                              ==========      ==========



Note: Earnings per share is based upon weighted average number of shares outstanding and all dilutive common stock equivalents, which include stock options and cumulative convertible preferred stock.


             The accompanying notes are an intergal part of these
                      consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                     Assets

                                                                                June 30,      December 31,
                                                                                  1995            1994
                                                                                --------         -------
                                                                               (unaudited)     (audited)
Current assets:
      Cash and cash equivalents                                                 $  1,941         $ 4,021
      Accounts receivable, net of allowance of $314
         and $143, respectively                                                   19,618          18,776
      Inventories                                                                 24,282          20,287
      Prepaid expenses and other assets                                            2,550           1,832
      Net assets of discontinued operations                                       17,708          16,505
                                                                                --------         -------
            Total current assets                                                  66,099          61,421

Property, plant and equipment, net                                                15,892          14,480
Goodwill, less amortization of $3,643 and $2,747,
   respectively, and other assets                                                 40,601          22,909
                                                                                --------         -------
                                                                                $122,592         $98,810
                                                                                ========         =======

                                  Liabilities and Stockholders' Equity

Current liabilities:
      Short term borrowings                                                       $8,648          $1,655
      Current portion of note payable                                              1,000             -
      Accounts payable, accrued and other liabilities                             15,950          17,158
      Acquisition liability                                                          -               500
                                                                                --------         -------
            Total current liabilities                                             25,598          19,313

Long-term debt and other non-current liabilities                                   5,426           1,373
Minority interest in subsidiary                                                    1,570             561

Stockholders' equity:
      Preferred stock, $35.00 cumulative convertible,
      issued and outstanding 8,110 shares                                          8,110           8,110
      Common stock, issued 8,923,100 and
      8,459,350 shares, respectively                                                 357             339
      Additional paid in capital                                                  43,566          34,567
      Retained earnings                                                           36,763          34,737
      Treasury stock, 250,000 shares at cost                                         -            (1,040)
      Cumulative translation adjustments                                           1,202             850
                                                                                --------         -------
                                                                                  89,998          77,563
                                                                                --------         -------
                                                                                $122,592         $98,810
                                                                                ========         =======


             The accompanying notes are an intergal part of these
                      consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - (Unaudited)
                                 (In thousands)

                                                                               For the six months ended
                                                                               ------------------------
                                                                                June 30,        June 30,
                                                                                  1995            1994
                                                                                --------         -------
Cash flows from operating activities:
   Net income                                                                   $  2,168         $ 2,751
   Adjustments to reconcile net income to
     net cash provided by continuing operations:
       Depreciation and amortization                                               2,883           1,852
       Minority interest in subsidiary                                               (89)             85
       Income from discontinued operations                                          (883)           (881)
   Changes in assets and liabilities:
       Accounts receivable                                                           836          (3,109)
       Inventories                                                                (2,458)         (2,687)
       Prepaid expenses and other assets                                          (1,084)             52
       Accounts payable, accrued liabilities and other liabilities                (3,846)          3,418
                                                                                --------         -------
             Net cash (used) provided by continuing operations                    (2,473)          1,481
   Net cash provided by discontinued operations                                       52           1,032
                                                                                --------         -------
             Net cash (used) provided by operating activities                     (2,421)          2,513
                                                                                --------         -------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                     (2,069)         (3,053)
   Capital expenditures of discontinued operations                                  (372)            (11)
   Business acquisition, net of cash acquired                                    (19,089)            -
                                                                                --------         -------
             Net cash used by investing activities                               (21,530)         (3,064)
                                                                                --------         -------

Cash flows from financing activities:
   Borrowings on lines of credit, net                                              7,190             548
   Borrowings on note payable                                                      5,000             -
   Repayments on note payable                                                       (500)            -
   Issuance of common stock                                                       10,057             218
   Preferred cash dividend                                                          (142)           (142)
                                                                                --------         -------
             Net cash provided by financing activities                            21,605             624
                                                                                --------         -------
Effect of exchange rate on cash                                                      266             247
                                                                                --------         -------
Net (decrease) increase in cash and cash equivalents                              (2,080)            320

Cash and cash equivalents at beginning of period                                   4,021           9,988
                                                                                --------         -------
Cash and cash equivalents at end of period                                      $  1,941         $10,308
                                                                                ========         =======




             The accompanying notes are an intergal part of these
                      consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)

Note 1 - Basis Of Presentation

The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The Company believes that the disclosures contained herein are adequate to make the financial information not misleading. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The condensed consolidated statements of income for the three and six months ended June 30, 1995 may not be indicative of the expected results for the year ended December 31, 1995.

The condensed consolidated financial statements include the accounts of GTI Corporation (the "Company"), its wholly-owned subsidiary ESCO Sales, Inc., and its majority-owned subsidiaries Valor Electronics, Inc. ("Valor") and Promptus Communications, Inc. ("Promptus"). All significant intercompany transactions and account balances are eliminated in consolidation.

The condensed consolidated financial statements have been restated to reflect the Company's electronic components and equipment segment and distribution products segment as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 ("APB 30") (see Note 2).

Note 2 - Discontinued Operations

In May 1995, the Board of Directors of the Company adopted a formal plan to sell its non core business segments, consisting of the electronic components and equipment segment and distribution products segment (the "Segments"), as a part of the Company's strategic focus on networking and network access markets. The Segments have been accounted for as discontinued operations in accordance with APB 30, which among other provisions, expects the plan of disposal to be carried out within one year (the "Divestiture Period").

Company's management ("Management") does not anticipate that the Segments will incur operating losses during the Divestiture Period. Furthermore, Managment's current estimates indicate that total sale proceeds from the Segments disposal will approximate the net assets of discontinued operations as of June 30, 1995. However, the ultimate financial impact of the Segments disposal could differ from Managment's current estimate.

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)


The operating (unaudited) results of the discontinued operations are summarized as follows:

                                                           Three-months ended
                                                  June 30, 1995        June 30, 1994
                                                  -------------        -------------
Sales                                                $10,296               $9,878
                                                     =======               ======

Income before tax provision                          $   723               $  963
Tax provision                                            253               $  345
                                                     -------               ------
Net income                                           $   470               $  618
                                                     =======               ======

Net income per common share                          $  0.04               $ 0.06
                                                     =======               ======

The net assets of discontinued operations are summarized as follows:

                                                June 30, 1995           December 31, 1994
                                                -------------           -----------------
                                                 (unaudited)                (audited)
Current assets                                     $13,145                  $11,478
Property, plant and equipment, net                   3,003                    2,922
Goodwill, net of amortization
   and other assets                                  6,379                    6,471
Current liabilities                                 (4,819)                  (4,366)
                                                   -------                  -------
     Net assets                                    $17,708                  $16,505
                                                   =======                  =======


Note 3 - Supplemental Statements of Cash Flows Disclosure

Supplemental cash flow information (unaudited) for the six months ended June 30, 1995 and 1994 are summarized as follows:

                                                            Six-months ended
                                                June 30, 1995               June 30, 1994
                                                -------------               -------------
Interest paid                                      $  603                      $   33
                                                   ======                      ======
Income taxes paid                                  $1,179                      $1,395
                                                   ======                      ======

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)

Note 3 - Supplemental Statements of Cash Flows Disclosure (Continued)

                                                                    Six-months ended
                                                         June 30, 1995            June 30, 1994
                                                         -------------            -------------
Business acquisition, net of cash acquired:
   Working capital, other than cash acquired                $   (644)                 $  -
   Plant and equipment                                        (1,314)                    -
   Purchase price in excess of the net assets
      acquired                                               (17,230)                    -
   Other assets                                               (1,183)                    -
   Noncurrent liabilities                                      1,282                     -
                                                            --------                  ----
         Net cash used to acquire a business                $ 19,089                  $  -
                                                            ========                  ====

Note 4 - Business Combination

In January 1995, the Company completed the acquisition of approximately 72% of the issued and outstanding capital stock of Promptus. The acquisition was accounted for using the purchase method. Promptus' results of operations have been included in the Company's consolidated results of operations effective January 1, 1995.

The following summarized unaudited pro forma results of operations for the three and six-months ended June 30, 1994 assume the acquisition occurred as of the beginning of the respective period. The pro forma information include adjustments for: (i) amortization of goodwill; (ii) interest expense related to the borrowings associated with the acquisition; and (iii) an increase in common stock associated with the financing of the acquisition. The following unaudited pro forma information is based on historical information and is not necessarily indicative of the actual results that would have occurred or is it indicative of future results of operations of the combined companies:

                                             Three-months ended         Six-months ended
                                                June 30, 1994            June 30, 1994
                                                -------------            -------------
Net sales                                          $26,487                  $49,583
                                                   =======                  =======

Income from continuing operations                  $  (299)                 $  (114)
Income from discontinued operations,
   net of income taxes                                 618                      881
                                                   -------                  -------
     Net income                                    $   319                  $   767
                                                   =======                  =======

Earnings per common share:
Income from continuing operations                  $ (0.03)                 $ (0.01)
Income from discontinued operations,
   net of income taxes                                0.06                     0.08
                                                   -------                  -------
                                                   $  0.03                  $  0.07
                                                   =======                  =======

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)

Note 5 - Inventories

Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:

                                                   June 30, 1995             December 31, 1994
                                                   -------------             -----------------
                                                     (Unaudited)                 (Audited)
Raw materials and supplies                             $  7,942                   $ 8,172
Work in process                                           7,330                     6,898
Finished goods                                            9,010                     5,217
                                                       --------                   -------
   Total inventories                                    $24,282                   $20,287
                                                        =======                   =======

Note 6 - Acquisition Liability

The Company's December 31, 1994 balance sheet reflects an acquisition liability of $500 representing the contingent purchase of the remaining Valor minority shares (the "Shares"). In August 1995, the Company expects that it will exercise its right to call the remaining Shares and purchase the Shares based upon the predetermined valuation formula provided in the management shares agreement. Accordingly, the value of the Shares has been recalculated as of June 30, 1995, and management estimates no additional compensation will be paid for the remaining Shares. Therefore, the acquisition liability has been reduced to zero and goodwill has been reduced by $500 as of June 30, 1995.

Note 7 - Contingencies

Concurrent with the Promptus acquisition, the Company and the minority shareholders of Promptus entered into an agreement to govern the contingent purchase of the remaining 28% of the outstanding capital stock of Promptus. Under the agreement, beginning in January 1997 and each year thereafter through January 1999, the minority shareholders of Promptus have the right but not the obligation to require the Company to acquire the remaining shares in predefined percentage increments; and the Company has the right but not the obligation to purchase the remaining shares, with the price to be paid base upon a predetermined formula using a combination of forecasted and actual results of Promptus for the period January 1, 1997 through December 31, 1999. The percentage increment established for the first mutual put/call option in January 1997 may not exceed 30% of the minority shares. In management's opinion, there is no assurance that the minority shareholders will exercise their rights nor is it presently possible to assess the probability of whether the Company will purchase the minority shares. In addition, due to the determinants involved in establishing a price for the minority shares, it is not presently possible to estimate the price at which such shares might be purchased. Accordingly, no accounting recognition has been provided for this contingency in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Quarter Ended June 30, 1995:

Results of Operations

In May 1995, the Company approved a formal plan to divest the electronic components and equipment segment and the product distribution segment (the "Segments"). These Segments are accounted for as discontinued operations in accordance with APB 30. Accordingly, the Company has reported the Segments as discontinued operations and the condensed consolidated financial statements have been reclassified to report separately the operating results of the Segments. The Company's consolidated operating results for the three and six-months ended June 30, 1994 have been restated to reflect the Company's continuing operations. Additionally, the Company has restated the consolidated statements of income for the quarterly period ended March 31, 1995 and each of the four quarterly periods, as indicated, and fiscal years ended December 31, 1994 and 1993 in Exhibit 99 to this Form 10Q.

For the second quarter ended June 30, 1995, the Company reported sales of $33,020,000, an increase of 33.5% from $24,728,000 for the same period ended June 30, 1994. Compared with the first quarter of 1995, sales for the second quarter of 1995 increased $6,005,000 or 22.2%. Sales for the six-months ended June 30, 1995 were $60,035,000 an increase of 30.4% from June 30, 1994. This increase in sales is primarily attributable to continued strong unit sales of Valor LAN magnetics-based components ("Valor Products") as well as the inclusion of sales of Promptus ("Promptus Products') effective January 1, 1995. Sales by the Company's international operations remained strong for the second quarter of 1995, representing 40.0% of total Company sales, compared to 26.8% for the second quarter of 1994. Substantially all of the sales growth from international operations is the result of increased Valor Product sales in the Pacific Rim.

Valor Product sales for the second quarter of 1995 were $29,357,000, an increase of 18.7% over the same quarter in 1994. The growth in sales of Valor Products reflects continued strong unit demand for LAN magnetics-based components. While Promptus Product sales for the second quarter of 1994 were not included in the Company's results for the second quarter of 1994, Promptus Product sales for the second quarter of 1995 increased 105.3% to $3,663,000. The growth in Promptus Product sales was due to increased unit volume across all product lines to OEMs and resellers. Compared with the first quarter of 1995, second quarter sales of Valor Products and Promptus Products increased 18.5% and 25.4%, respectively. The sales increase from the first quarter of 1995 was substantially all volume related.

Cost of sales as a percent of sales was 67.7%, 68.8%, 73.9% and 70.4%, for the second quarter of 1995, the six-months ended June 30, 1995, second quarter of 1994 and the six-months ended June 30, 1994, respectively, resulting in gross margins of 32.3%, 31.2%, 26.1% and 29.6%, respectively. The increase in gross margins as a percent of sales for the second quarter and six-months ended June 30, 1995 were primarily the result of Valor Products lower costs of production attributable to economies of scale related to increased manufacturing volumes and reduced manufacturing costs as well as the inclusion of Promptus Products sales that carry higher margins than LAN magnetics based components. The increase in gross margin as a percentage of sales for the second quarter of 1995 (32.3%) from the first quarter of 1995 (29.7%) is primarily due to Valor Products lower costs of production attributable to economies of scale related to increased manufacturing volumes and reduced manufacturing costs. Cost of sales and gross profit dollars increased for the second quarter of 1995 as compared to the same period in 1994 due primarily to the increased unit sales associated with Valor Products and the inclusion of Promptus Products sales effective January 1, 1995, which were not included in the Company's second quarter of 1994 sales.

Selling, general and administrative expenses for the second quarter of 1995 were $8,516,000, or 25.8% of sales, compared to $5,556,000, or 22.5% of sales for the second quarter of 1994. These expenses increased in percentage and dollar terms principally due to the inclusion of Promptus' financial results effective January 1, 1995, and, to a lesser extent, certain expenses associated with increased sales. The second quarter impact from selling, general, and administrative expenses incurred by Promptus and the amortization of goodwill associated with the acquisition of Promptus amounted to $2,243,000, and $208,000, respectively. While Promptus Products selling, general and administrative expenses for the second quarter of 1994 were not included in the Company's results for the second quarter of 1994, these expenses during the second quarter of 1995 increased approximately 63.2% from the same quarter in 1994. Substantially all of this increase is associated with the addition of sales and marketing personnel. The Company believes that these expenses will continue to increase in dollar amount but may vary as a percentage of future sales.

Other expense (net) for the second quarter was $333,000 compared with income of $121,000 for the same period one year ago. The net decrease in other income compared to the second quarter of 1994 is substantially associated with interest expense incurred related to increased borrowings that financed the Promptus acquisition. During the second quarter of 1994, no amounts were outstanding on the credit facilities.

The provision for income taxes was incurred at an effective rate of 20% in the second quarter compared to 16% for the second quarter of 1994. The Company's effective tax rate is lower than the statutory United States rate due to lower tax rates on the earnings of foreign operations.

Income from continuing operations for the second quarter of 1995 increased 81.1% to $1,507,000 from $832,000 and earnings per common share increased to $0.14, a 75% increase from the comparable period one year ago.

Income from discontinued operations for the second quarter of 1995 decreased approximately $148,000 or $0.02 per common share from the same period in the prior year. This is a result of a decrease in income from the distribution products segment offset by an increase in income from the electronic components and equipment segment. The decrease in the distribution products segment's income is attributed to increased selling, general and administrative costs. The increase in the electronic components and equipment segment's income is attributed to increased sales and operating income in specialty glass components and piece-parts for the worldwide diode market compared to the same period in the prior year.

Net income for the second quarter of 1995 increased to $1,977,000 or 36.3% and earnings per common share increased to $0.18 or 28.6% from the comparable period one year ago.

Backlog at June 30, 1995, was $35,522,000, compared to $21,661,000 at June 30,
1994, and $28,698,000 at March 31, 1995. Backlog for Valor Products was $29,647,000 at June 30, 1995, compared to $21,661,000 at June 30, 1994, and
$23,308,000 at March 31, 1995. The Valor Products backlog for the second quarter reflects, in part, longer lead times from certain customers as compared to the backlog at the same period in the prior year. The Company's future performance on a quarter-to-quarter basis will be affected by the volume, mix and timing of orders received.

Liquidity and Capital Resources

The Company is currently satisfying its working capital and capital expenditure requirements through internally generated cash from operations and bank borrowings. The ratio of current assets to current liabilities was 2.6 to 1.0 on June 30, 1995, compared to 2.4 to 1 on December 31, 1994. Net cash used by continuing operations for the first six months of 1995 was $2,473,000 compared to cash provided by continuing operations of $1,481,000 for the first six months of 1994. This decline is attributable to the decrease in income from continuing operations from the comparable period in 1994, an increase in inventories to support production volume requirements and a decrease in accounts payable, accrued and other liabilities offset by a decrease in accounts receivable associated with increased collections and an increase in depreciation and amortization related to increased capital and goodwill amortization associated with the Promptus acquisition. Net cash provided by discontinued operations decreased $980,000 as a result of an increase in accounts receivable and inventories offset by an increase in accounts payable and accrued liabilities for both the electronic components and equipment segment and distribution products segment.

In the first six months of 1995, the Company made capital expenditures approximating $2,441,000. These expenditures were primarily for equipment to support production capacity for Valor Products. The Company anticipates that additional capital expenditures of approximately $5,250,000 will be made during the balance of 1995, primarily for manufacturing and process engineering equipment for Valor Products.

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

Management believes that funds on hand, those generated by operations and available through its lines of credit with a domestic bank for approximately $10.0 million and a foreign bank of approximately $2.2 million will be sufficient to finance working capital and currently projected capital expenditure requirements at least through the next twelve months. As of June 30, 1995, outstanding borrowings from a domestic bank totaled $8.3 million based on an eligible base of $10.0 million and $1.3 million from a foreign bank based on an eligible base of $2.2 million. As of August 1, 1995, outstanding borrowings from a domestic bank totaled approximately $9.0 million based on an eligible base of $10.0 million. The amounts outstanding on the foreign bank line of credit were paid in full during July 1995.

Dividends on the Company's 8,110 shares of outstanding $35.00 cumulative convertible preferred stock accrue at an annual rate of $35.00 per share, payable quarterly. In the first six months ended June 30, 1995, cash dividends totaling $142,000 were paid.

                          PART II - OTHER INFORMATION


Item 4.      Submission of matters to a Vote of Security Holders

             The Company's 1994 Annual Meeting of Stockholders was held on May 10, 1995 for the purpose of electing a Board of Directors of nine members for the ensuing year and ratify the selection of Arthur Andersen & Co. L.L.P. as the Company's independent public accountants for 1995. The results of the stockholder vote are as follows:

             The following directors were elected:

                                                                    Against /         Abstain /
             Nominee                                For             Withheld         Not voted
             -------                                ---             --------         ---------
             Timothy M. Curtis                 9,985,899               1,600          792,387
             Edmund B. Fitzerald               9,985,364               2,135          792,387
             Andre R. Horn                     9,984,679               2,820          792,387
             Henry N. Huta                     9,985,399               2,100          792,387
             Gary L. Luick                     9,977,729               9,770          792,387
             Kenneth E. Maud                   9,985,949               1,550          792,387
             Jesse Rifkind                     9,985,399               2,100          792,387
             Robert E. Venter                  9,985,949               1,550          792,387
             Arthur S. Walsh                   9,985,399               2,100          792,387

             The ratification of Arthur Andersen & Co. L.L.P. as public accountants for 1995 was approved with 9,989,722 affirmative votes, 16,366 votes against and 773,798 abstained and unvoted votes.

Item 6.      Exhibits and Reports on Form 8-K

          (a)  Exhibits:

             See attached Exhibit 99, in this Form 10-Q pages 16 through 19, restating the Condensed Consolidated Statements of Income for the first quarter of 1995 and each of the four quarterly periods and fiscal years ended 1994 and 1993. The restatement is a result of the Company's formal plan to divest the electronics components and equipment segment and distribution products segment adopted in May 1995. Accordingly, these segments are accounted for in accordance with APB 30.

          (b)  Reports on Form 8-K

             None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                GTI CORPORATION
                                  (Registrant)



Date:  August 10, 1995



                                By:      /s/ Douglas J.  Downs
                                    -----------------------------------------
                                         Douglas J. Downs
                                         Vice President Finance and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)