Form 10-Q
period 1995-09-30
GTI CORP
filed 1995-11-14
CIK 44319

                                                                  CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995  Commission File Number 1-4289


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

                                Yes  X  No
                                   ----   ----

As of November 1, 1995, the registrant had only one class of Common Stock, par value $.04 per share, of which there were 8,951,725 shares outstanding.

This report on Form 10-Q contains 16 pages.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                        GTI CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
                      (In thousands, except per share data)


                                                For the three months ended
                                               -----------------------------
                                               September 30,   September 30,
                                                    1995           1994
                                               -------------   -------------
Sales                                          $      35,308   $      27,216
Cost of sales                                         23,596          19,269
Selling, general & administrative expense              8,436           6,100
                                               -------------   -------------

Operating profit                                       3,276           1,847
Other expense (income), net                              301            (135)
                                               -------------   -------------

Income from continuing operations
   before income taxes and minority interest           2,975           1,982
Provision for income taxes                               591             408
Minority interest (income) expense                       (66)             50
                                               -------------   -------------

Income from continuing operations                      2,450           1,524

Income from discontinued operations,
    net of income taxes                                  397             469

                                               -------------   -------------
Net Income                                     $       2,847   $       1,993
                                               =============   =============

Earnings per share of common stock and
    common stock equivalents:

Continuing operations                          $        0.22   $        0.15
Discontinued operations                                 0.04            0.05
                                               -------------   -------------
                                               $        0.26   $        0.20
                                               =============   =============

Weighted average number of shares                 10,947,000      10,189,000
                                               =============   =============


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

                        GTI CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
                      (In thousands, except per share data)


                                                For the nine months ended
                                              -----------------------------
                                              September 30,   September 30,
                                                  1995            1994
                                              -------------   -------------
Sales                                         $      95,344   $      73,265
Cost of sales                                        64,921          51,688
Selling, general & administrative expense            25,075          17,473
                                              -------------   -------------

Operating profit                                      5,348           4,104
Other expense (income), net                             891            (278)
                                              -------------   -------------

Income from continuing operations
  before income taxes and minority interest           4,457           4,382
Provision for income taxes                              877             853
Minority interest (income) expense                     (155)            135
                                              -------------   -------------

Income from continuing operations                     3,735           3,394

Income from discontinued operations,
   net of income taxes                                1,280           1,350

                                              -------------   -------------
Net income                                    $       5,015   $       4,744
                                              =============   =============


Earnings per share of common stock and
   common stock equivalent:

Continuing operations                         $        0.34   $        0.33
Discontinued operations                                0.12            0.14
                                              -------------   -------------
                                              $        0.46   $        0.47
                                              =============   =============


Weighted average number of shares                10,871,000      10,176,000
                                              =============   =============


Note: Earnings per share is based upon weighted average number of shares outstanding and all dilutive common stock equivalents, which include stock options and cumulative convertible preferred stock.

The accompanying notes are an integral part of these consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS


                                                             September 30,        December 31,
                                                                 1995                 1994
                                                             -------------        ------------
                                                              (unaudited)          (audited)
Current assets:
      Cash and cash equivalents                                $  3,545             $  4,226
      Accounts receivable, net of allowance of $231
         and $143, respectively                                  22,124               18,776
      Inventories                                                24,999               20,287
      Prepaid expenses and other assets                           2,517                1,832
      Net assets of discontinued operations                      18,218               17,438
                                                               --------             --------
            Total current assets                                 71,403               62,559

Property, plant and equipment, net                               15,844               14,480
Goodwill, less amortization of $3,975 and $2,747,
   respectively, and other assets                                39,485               22,909
                                                               --------             --------
                                                               $126,732             $ 99,948
                                                               ========             ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short term borrowings                                    $  9,748             $  1,655
      Current portion of note payable                             1,000                 --
      Accounts payable, accrued and other liabilities            17,058               18,296
      Acquisition liability                                        --                    500
                                                               --------             --------
            Total current liabilities                            27,806               20,451

Long-term debt and other non-current liabilities                  5,255                1,373
Minority interest in subsidiary                                     838                  561

Stockholders' equity:
      Preferred stock, $35.00 cumulative convertible,
        issued and outstanding 8,110 shares                       8,110                8,110
      Common stock, issued 8,951,725 and
        8,459,350 shares, respectively                              358                  339
      Additional paid in capital                                 43,767               34,567
      Retained earnings                                          39,538               34,737
      Treasury stock, 250,000 shares at cost                       --                 (1,040)
      Cumulative translation adjustments                          1,060                  850
                                                               --------             --------
                                                                 92,833               77,563
                                                               --------             --------
                                                               $126,732             $ 99,948
                                                               ========             ========


The accompanying notes are an integral part of these consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - (Unaudited)
                                 (In thousands)

                                                                         For the nine months ended
                                                                     ---------------------------------
                                                                     September 30,       September 30,
                                                                          1995               1994
                                                                     -------------       -------------
Cash flows from operating activities:
   Net income                                                           $  5,015           $  4,744
   Adjustments to reconcile net income to
     net cash used by continuing operations:
       Depreciation and amortization                                       4,966              2,448
       Minority interest in subsidiary                                      (155)               135
       Income from discontinued operations                                (1,280)            (1,350)
   Changes in assets and liabilities:
       Accounts receivable                                                (1,670)            (4,987)
       Inventories                                                        (3,175)            (5,733)
       Prepaid expenses and other assets                                  (1,004)              (713)
       Accounts payable, accrued liabilities and other liabilities        (3,600)             4,238
                                                                        --------           --------
             Net cash used by continuing operations                         (903)            (1,218)
   Net cash provided by discontinued operations                            1,167              2,877
                                                                        --------           --------
             Net cash provided by operating activities                       264              1,659
                                                                        --------           --------


Cash flows from investing activities:
   Purchases of property, plant and equipment                             (3,788)            (6,670)
   Capital expenditures of discontinued operations                          (554)              (312)
   Business acquisition, net of cash acquired                            (19,089)              --
                                                                        --------           --------
             Net cash used by investing activities                       (23,431)            (6,982)
                                                                        --------           --------


Cash flows from financing activities:
   Borrowings on lines of credit, net                                      8,093              1,288
   Borrowings on note payable                                              5,000               --
   Repayments on note payable                                               (750)              --
   Issuance of common stock                                               10,259                272
   Preferred cash dividend                                                  (213)              (213)
                                                                        --------           --------
             Net cash provided by financing activities                    22,389              1,347
                                                                        --------           --------

Effect of exchange rate on cash                                               97                246
                                                                        --------           --------

Net decrease in cash and cash equivalents                                   (681)            (3,730)

Cash and cash equivalents at beginning of period                           4,226             10,037
                                                                        --------           --------

Cash and cash equivalents at end of period                              $  3,545           $  6,307
                                                                        ========           ========




The accompanying notes are an integral part of these consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

Note 1 - Basis Of Presentation

The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The Company believes that the disclosures contained herein are adequate to make the financial information not misleading. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The condensed consolidated statements of income for the three and nine months ended September 30, 1995 may not be indicative of the expected results for the year ended December 31, 1995.

The condensed consolidated financial statements include the accounts of GTI Corporation (the "Company"), its wholly-owned subsidiaries Valor Electronics, Inc. ("Valor") and ESCO Sales, Inc., and its majority-owned subsidiary Promptus Communications, Inc. ("Promptus"). All significant intercompany transactions and account balances are eliminated in consolidation.

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

During September and October 1995, the Company entered into separate letters of intent to sell the electronic components and equipment segment's assets for approximately $12.5 million, consisting of $12 million in cash and $0.5 million in the form of a note receivable, and sell the common stock of the distribution products segment, ESCO Sales, Inc., for approximately $6 million, consisting of $4 million in cash and $2 million in the form of a note receivable, respectively.

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

Note 2 - Discontinued Operations (Continued)

Both proposed sales are subject to the terms of negotiated definitive agreements which could vary from the letters of intent. Management's current estimates indicate that the total sale proceeds from the Segments disposal will approximate the net assets of discontinued operations at September 30, 1995. However, the ultimate financial impact of the negotiated definitive agreements could differ from Management's current estimate.

The operating results (unaudited) of the discontinued operations are summarized as follows:


                                                           Three-months ended
                                                September 30, 1995   September 30, 1994
                                                ------------------   ------------------
Sales                                                $ 10,082            $ 10,033
                                                     ========            ========

Income before tax provision                          $    633            $    761
Tax provision                                            (236)               (292)
                                                     --------            --------
Net income                                           $    397            $    469
                                                     ========            ========

Net income per common share                          $   0.04            $   0.05
                                                     ========            ========




                                                           Nine-months ended
                                                September 30, 1995   September 30, 1994
                                                ------------------   ------------------
Sales                                                $ 29,774            $ 28,748
                                                     ========            ========

Income before tax provision                          $  1,850            $  2,167
Tax provision                                            (570)               (817)
                                                     --------            --------
Net income                                           $  1,280            $  1,350
                                                     ========            ========

Net income per common share                          $   0.12            $   0.14
                                                     ========            ========

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

Note 2 - Discontinued Operations (Continued)

The net assets of discontinued operations are summarized as follows:


                                                   September 30, 1995    December 31, 1994
                                                   ------------------    -----------------
                                                       (unaudited)          (audited)
Current assets                                         $ 12,691              $ 11,272
Property, plant and equipment, net                        2,709                 2,922
Goodwill, net of amortization,
   and other assets                                       6,330                 6,471
Current liabilities                                      (3,512)               (3,227)
                                                       --------              --------
     Net assets                                        $ 18,218              $ 17,438
                                                       ========              ========



Note 3 - Supplemental Statements of Cash Flows Disclosure

Supplemental cash flow information (unaudited) for the nine months ended September 30, 1995 and 1994 are summarized as follows:


                                                              Nine-months ended
                                                   September 30, 1995    September 30, 1994
                                                   ------------------    ------------------
Interest paid                                          $    898              $     54
                                                       ========              ========
Income taxes paid                                      $  1,260              $  1,601
                                                       ========              ========


Business acquisition, net of cash acquired:
   Working capital, other than cash acquired           $   (644)             $   --
   Plant and equipment                                   (1,314)                 --
   Purchase price in excess of the net assets
      acquired                                          (17,230)                 --
   Other assets                                          (1,183)                 --
   Noncurrent liabilities                                 1,282                  --
                                                       --------              --------
         Net cash used to acquire a business           $ 19,089              $   --
                                                       ========              ========


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

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

Note 4 - Business Combination (Continued)

The following summarized unaudited pro forma results of operations for the three and nine-months ended September 30, 1994 assume the acquisition occurred as of the beginning of the respective periods. The pro forma information include adjustments for: (i) amortization of goodwill; (ii) interest expense related to the borrowings associated with the acquisition; (iii) minority interest; and
(iv) an increase in common stock associated with the financing of the acquisition. The following unaudited pro forma information is based on historical information and is not necessarily indicative of the actual results that would have occurred or is it indicative of future results of operations of the combined companies:


                                                   Three-months ended     Nine-months ended
                                                   September 30, 1994     September 30, 1994
                                                   ------------------     ------------------
Net sales                                                 $29,777              $79,360
                                                          =======              =======

Income from continuing operations                         $   914              $ 1,106
Income from discontinued operations,
   net of income taxes                                        469                1,350
                                                          -------              -------
     Net income                                           $ 1,383              $ 2,456
                                                          =======              =======

Earnings per common share:
Income from continuing operations                         $  0.08              $  0.10
Income from discontinued operations,
   net of income taxes                                       0.04                 0.13
                                                          -------              -------
                                                          $  0.12              $  0.23
                                                          =======              =======


Note 5 - Inventories

Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:

                                                   September 30, 1995     December 31, 1994
                                                        (Unaudited)           (Audited)
Raw materials and supplies                                $ 9,933              $ 8,172
Work in process                                             7,278                6,898
Finished goods                                              7,788                5,217
                                                          -------              -------
   Total inventories                                      $24,999              $20,287
                                                          =======              =======

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

Note 6 - Acquisition Liability

The Company's December 31, 1994 balance sheet reflects an acquisition liability of $500 representing the contingent purchase of the remaining Valor minority shares (the "Shares"). In August 1995, the Company exercised its right to call and purchase the remaining Shares based upon the predetermined valuation formula provided in the management shares agreement. Accordingly, the value of the Shares has been recalculated as of August 30, 1995, and no additional compensation was paid for the remaining Shares. Therefore, the acquisition liability has been reduced to zero and goodwill has been reduced by $500 as of June 30, 1995. Additionally, minority interest and goodwill have been reduced by $583 representing the Valor minority interest ending balance on August 30, 1995.

Note 7 - Contingencies

Concurrent with the Promptus acquisition, the Company and the minority shareholders of Promptus entered into an agreement to govern the contingent purchase of the remaining 28% of the outstanding capital stock of Promptus. Under the agreement, beginning in January 1997 and each year thereafter through January 1999, the minority shareholders of Promptus have the right but not the obligation to require the Company to acquire the remaining shares in predefined percentage increments; and the Company has the right but not the obligation to purchase the remaining shares, with the price to be paid based upon a predetermined formula using a combination of forecasted and actual results of Promptus for the period January 1, 1997 through December 31, 1999. The percentage increment established for the first mutual put/call option in January 1997 may not exceed 30% of the minority shares. In management's opinion, there is no assurance that the minority shareholders will exercise their rights nor is it presently possible to assess the probability of whether the Company will purchase the minority shares. In addition, due to the determinants involved in establishing a price for the minority shares, it is not presently possible to estimate the price at which such shares might be purchased. Accordingly, no accounting recognition has been provided for this contingency in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Quarter Ended September 30, 1995:

Results of Operations

In May 1995, the Company approved a formal plan to divest the electronic components and equipment segment and the distribution products segment (the "Segments"). These Segments are accounted for as discontinued operations in accordance with APB 30. Accordingly, the condensed consolidated financial statements have been restated to report separately the operating results of the continuing operations from the Segments. All prior year amounts have been restated.

For the third quarter ended September 30, 1995, the Company reported sales of $35,308,000, an increase of 29.7% from $27,216,000 for the same period ended September 30, 1994. Compared with the second quarter of 1995, sales for the third quarter of 1995 increased $2,288,000 or 6.9%. Sales for the nine-months ended September 30, 1995 were $95,344,000 an increase of 30.1% from September 30, 1994. This increase in sales is primarily attributable to continued strong unit sales of Valor LAN magnetics-based components ("Valor Products") and the inclusion of sales of Promptus ("Promptus Products') effective January 1, 1995. Sales by the Company's international operations remained strong for the third quarter of 1995, representing 32.9% of total Company sales, compared to 30.9% for the third quarter of 1994.

Valor Products sales for the third quarter of 1995 were $31,370,000, an increase of 15.3% over the same quarter in 1994. The growth in sales of Valor Products reflects continued strong unit demand for LAN magnetics-based components. While Promptus Products sales for the third quarter of 1994 were not included in the Company's results for the third quarter of 1994, Promptus Products sales for the third quarter of 1995 increased 53.8% to $3,938,000. The growth in Promptus Products sales was due to increased unit volume of OASIS products to OEM's for video conferencing applications. Although no single Promptus Products' customer accounts for 10% of consolidated revenues, one OEM customer and its manufacturer accounted for approximately 31% and 26% of Promptus Products' revenues for the three and nine months ended September 30, 1995, respectively. Compared with the second quarter of 1995, third quarter sales of Valor Products and Promptus Products increased 6.9% and 7.5%, respectively.

Cost of sales as a percent of sales was 66.8%, 68.1%, 70.8% and 70.5%, for the third quarter of 1995, the nine-months ended September 30, 1995, third quarter of 1994 and the nine-months ended September 30, 1994, respectively, resulting in gross margins of 33.2%, 31.9%, 29.2% and 29.5%, respectively. The increase in gross margins as a percent of sales for the third quarter and nine-months ended September 30, 1995 were primarily the result of the inclusion of Promptus Products sales that carry higher margins than LAN magnetics based components, and, to a lesser extent, Valor Products lower costs of production attributable to economies of scale related to increased manufacturing volumes and reduced manufacturing costs. Cost of sales and gross profit dollars increased for the third quarter of 1995 as compared to the same period in 1994 due primarily to the increased unit sales associated with Valor Products and the inclusion of Promptus Products sales effective January 1, 1995, which were not included in the Company's third quarter of 1994 sales.

Selling, general and administrative expenses for the third quarter of 1995 were $8,436,000, or 23.9% of sales, compared to $6,100,000, or 22.4% of sales for the third quarter of 1994. These expenses increased in percentage and dollar terms principally due to the inclusion of Promptus' financial results effective January 1, 1995, offset by reduced Valor Products spending of approximately $375,000. The third quarter impact from selling, general, and administrative expenses incurred by Promptus and amortization of goodwill associated with the Promptus acquisition amounted to $2,433,000, and $211,000, respectively. While Promptus Products selling, general and administrative expenses for the third quarter of 1994 were not included in the Company's results for the third quarter of 1994, these expenses during the third quarter of 1995 increased approximately 65.5% from the same quarter in 1994. Substantially all of this increase is associated with the addition of sales and marketing personnel. The Company believes that these expenses will continue to increase in dollar amount but may vary as a percentage of future sales.

Other expense (net) for the third quarter was $301,000 compared with income
(net) of $135,000 for the same period one year ago. The net decrease in other income compared to the third quarter of 1994 is a result of increased interest expense incurred associated with increased borrowings that financed the Promptus acquisition. During the third quarter of 1994, no amounts were outstanding on the credit facilities and long term note payable.

The provision for income taxes was incurred at an effective rate of 19.9% in the third quarter compared to 20.6% for the third quarter of 1994. The Company's effective tax rate is lower than the statutory United States rate due to lower tax rates on the earnings of foreign operations.

Income from continuing operations for the third quarter of 1995 increased 60.8% to $2,450,000 from $1,524,000 and earnings per common share increased 46.7% to $0.22, from the comparable period one year ago.

Income from discontinued operations for the third quarter of 1995 decreased approximately $72,000 or $0.01 per common share from the same period in the prior year. This is a result of a decrease in income from the distribution products segment offset by an increase in income from the electronic components and equipment segment. The decrease in the distribution product segment's income is attributed to increased product and selling, general and administrative costs when compared to the same period one year ago. The increase in the electronic components and equipment segment's income is attributed to increased sales and operating income in specialty glass components, piece-parts for the worldwide diode market and equipment compared to the same period in the prior year.

Net income for the third quarter of 1995 increased 42.8% to $2,847,000 and earnings per common share increased 30.0% to $0.26 from the comparable period one year ago.

Backlog at September 30, 1995, was $34,823,000, compared to $16,492,000 at September 30, 1994, and $35,522,000 at June 30, 1995. Backlog for Valor Products was $33,012,000 at September 30, 1995, compared to $16,492,000 at September 30, 1994, and $29,647,000 at June 30, 1995. The Valor Products backlog for the third quarter reflects, in part, longer lead times from certain customers as compared to the backlog at the same period in the prior year. Although, Valor Products' backlog reflects these longer lead times, Valor Products' historical quarterly sales are also composed of orders that are received and shipped in the same quarterly period. Should these short response orders not develop in any future quarterly period, the Company's consolidated results of operations could be adversely effected. The Company's future performance on a quarter-to-quarter basis will be affected by the volume, mix and timing of orders received.

Liquidity and Capital Resources

The Company is currently satisfying its working capital and capital expenditure requirements through internally generated cash from operations and bank borrowings. The ratio of current assets to current liabilities was 2.6 to 1.0 on September 30, 1995, compared to 3.1 to 1.0 on December 31, 1994. Net cash used by continuing operations for the first nine months of 1995 was $903,000 compared to cash used by continuing operations of $1,218,000 for the first nine months of 1994. This decline in cash used by continuing operations is attributable to the increase in income from continuing operations from the comparable period in 1994 and an increase in depreciation and amortization related to increased capital and goodwill amortization associated with the Promptus acquisition offset by an increase in accounts receivable associated with increased sales volume, inventories to support increased production volume and a decrease in accounts payable, accrued and other liabilities. Net cash provided by discontinued operations decreased $1,710,000 as a result of an increase in accounts receivable and inventories for both the electronic components and equipment segment and distribution products segment. The increase in these working capital accounts is mostly attributed to the electronic components and equipment segment's increased sales and inventories, both are associated with increased business experienced during 1995 when compared to the comparable period one year ago.

In the first nine months of 1995, for continuing operations, the Company purchased capital equipment approximating $3,788,000. These expenditures were primarily for equipment to support production capacity for Valor Products. The Company anticipates that additional capital expenditures of approximately $2,300,000 will be made during the balance of 1995, primarily for manufacturing and process engineering equipment for Valor Products.

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

The Company has entered into separate letters of intent to sell the electronic components and equipment segment's assets and the common stock of the distribution products segment, ESCO Sales, Inc., collectively for approximately $16 million in cash and $2.5 million in the form of notes receivable. Both proposed sales are subject to the terms and conditions of negotiated definitive agreements which could vary from the letters of intent. Management intends to use the cash proceeds from these divestitures to reduce existing debt.

Management believes that funds on hand, those generated by operations and available through its lines of credit with a domestic bank for approximately $10.0 million and a foreign bank, to provide cash overdraft coverage, for approximately $2.2 million will be sufficient to finance working capital and currently projected capital expenditure requirements at least through the next twelve months. As of September 30, 1995, outstanding borrowings from a domestic bank totaled approximately $8.0 million based on an eligible base of $10.0 million and approximately $1.8 million from a foreign bank based on an eligible base of $2.2 million. As of November 1, 1995, outstanding borrowings from a domestic bank were approximately $8.6 based on an eligible base of $10.0 million. The amounts outstanding from a foreign bank were paid in full as of November 1, 1995.

Dividends on the Company's 8,110 shares of outstanding $35.00 cumulative convertible preferred stock accrue at an annual rate of $35.00 per share, payable quarterly. In the first nine months ended September 30, 1995, cash dividends approximating $213,000 were paid.

                           PART II - OTHER INFORMATION

Item 4.      Submission of matters to a Vote of Security Holders

             None.

Item 5.      Other Information

             On October 26, 1995, Arthur S. Walsh resigned from the Board of Directors of GTI Corporation for personal reasons. Currently, no replacement for Mr. Walsh is planned. Therefore, the number of directors have been reduced to eight from nine.

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                  None.

             (b)  Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   GTI CORPORATION
                                            -----------------------------
                                                    (Registrant)

Date:    November 14, 1995
      -----------------------
                                      By:   /s/ Douglas J. Downs
                                            -----------------------------
                                            Douglas J. Downs
                                            Vice President Finance and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)