Form 10-K
period 1995-12-31
GTI CORP
filed 1996-03-28
CIK 44319

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                           Commission File No. 1-4289

                                GTI CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                                                          05-0278990
  (State or other jurisdiction of                                                   (IRS Employer Identification No.)
  incorporation or organization)

     9715 BUSINESS PARK AVENUE
       SAN DIEGO, CALIFORNIA                                                                      92131
(Address of principal executive office)                                                        (Zip Code)

                                 (619) 537-2500
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.04

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.

The aggregate market value of the registrant's voting Common Stock, held by non-affiliates, based upon the closing price for registrant's Common Stock as reported in the Wall Street Journal on March 1, 1996 was $42,087,429. This was calculated by excluding shares of Common Stock and $35.00 Cumulative Convertible Preferred Stock beneficially owned by Telemetrix PLC and by directors and officers as a group from total outstanding shares solely for the purposes of this response.

The number of shares of Common Stock of the registrant issued and outstanding as of March 1, 1996: 8,973,475

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this report:

         Registrant's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or before April 8, 1996, in connection with registrant's Annual Meeting of Stockholders to be held on May 15, 1996 is incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         GTI Corporation was originally incorporated under the laws of Rhode Island in 1956 as Glass-Tite Industries, Inc. ("GTI-RI"). In March 1987, pursuant to an Agreement and Plan of Merger, GTI-RI merged with and into GTI Delaware, Inc., organized in the state of Delaware. At the effective time of the merger, the name of the surviving corporation was changed to GTI Corporation. GTI Corporation acquired Valor Electronics, Inc., ("Valor") in July 1990 and Promptus Communications, Inc., ("Promptus") in January 1995. As used herein, the term "Company" refers to GTI Corporation and, unless specifically identified otherwise, all of its subsidiaries.

         Since the acquisition of Valor, the Company has evolved into a broad-based supplier of signal management components to original equipment manufacturers ("OEMs") of local area networks ("LANs") and wide area networks ("WANs") for data communications. With the addition of Promptus, the Company has broadened its involvement beyond signal management at the LAN interface to include network access and intelligent bandwidth management for enterprise-wide networking. The Company designs, manufactures, markets, and supports a broad family of standards based magnetic components with application-specific interface solutions for signal management in networking and internetworking products. These signal management products provide signal processing and power transfer functions, such as circuit isolation and impedance matching, signal shaping and conditioning, noise reduction and filtering, and voltage conversion. These electrical functions help enable the OEMs hardware and software product architecture to transmit data over the LAN transmission media. With the addition of Promptus, the Company intends to use its newly acquired expertise in the areas of hardware design, software development, and telephony to provide standards-based network access (with intelligent bandwidth management capability) to the high-speed switched digital services provided by public networks. These products are designed to work in an open environment to provide corporations with a comprehensive solution to accessing high-speed public switched digital services. Historically and presently, the Company's product focus at Promptus has been to support user applications involving videoconferencing, distance learning, and other applications, enabled by the transmission speed offered by worldwide integrated service digital networks.

DISCONTINUED OPERATIONS

         In May 1995, the Company announced a plan of divestiture of certain non-core business units previously reported as two separate business segments for financial reporting purposes, the electronic components and equipment segment and the distribution products segment. As a result of the plan of divestiture, the two business units have been classified as discontinued operations for financial statement reporting purposes in accordance with Accounting Principles Board Opinion No. 30 ("APB 30"). The electronic components and equipment segment and the distribution products segment were sold in separate transactions completed in December 1995 and in February 1996, respectively.

BUSINESS SEGMENT INFORMATION

         As a result of the sale of the business units representing the electronic components and equipment segment and the distribution products segment, the Company operates in one industry segment, networking products, through its remaining principal continuing operations - Valor and Promptus. Approximately 89% of 1995 sales were derived from the Company's Valor subsidiary.

PRODUCTS

         The Company's principal product groupings are categorized as magnetics-based components and network-access products. Magnetics-based components are marketed under the Valor name (referred to herein as the "Valor Products") and serve two product categories -- signal processing and power transfer. Valor Products are compliant with the industry standards adopted by the Institute of Electrical and Electronic Engineers ("IEEE") for the conversion and transmission of data over copper wire and support the major networking architectures ("LAN topologies"), which have evolved based on these standards. Network-access products are marketed under the Promptus name (referred to herein as the "Promptus Products") and serve videoconferencing applications as well as (to a lesser extent) network dial backup and disaster recovery applications. Promptus products are compliant with a comprehensive selection of domestic and international Integrated Services Digital Network ("ISDN") call signaling protocols and provide users access to a wide variety of switched digital services.

         Magnetics-based components: The Company's magnetic-based components include a broad family of standards-compliant, miniature, wire-wound components; integrated modules; and subsystems serving two product categories -- signal processing and power transfer. The Company works closely with networking customers and integrated circuit companies to design products that complement the manufacturers' integrated circuit or chip set configuration with the magnetics applications required to enable the integrated circuit to perform its desired function, which is the conversion of the digital signal from inside the computing device into an analog signal for transmission on the LAN medium or cabling system. Valor Products are located at all interface points of the LAN cabling system where signal conversion is required. For example, on the desktop these products are found inside the computer on the network interface adapter card. In addition, these products are located within external connection devices such as transceivers. At the file server, these products are found near the connection port of hubs or concentrators and routers as well as inside multiple-access units.

         Magnetics-based components are an integral part of electronic circuitry. In LAN applications, circuits need to be isolated from each other, impedances matched (voltage stepped up or down), unwanted signals suppressed or noise emissions filtered, and voltage converted. The LAN topologies these networking products support differ in their requirements for transmission speed, wiring specifications, and signaling-access methods of the LAN; and, as a result, the component mix, quantity, placement, and degree of component integration for these products will vary depending upon the LAN topology used.

         Signal-processing products consist of pulse transformers, chokes, filters, and integrated filter modules. Pulse transformers provide electrical isolation of circuits and match impedance's between different parts of circuits, thus allowing for different circuits placed within close proximity on the same board to handle voltage signals without causing data distortion or circuit damage. In a LAN using copper wire as the transmission medium, pulse transformers are used on network adapter cards, generally located inside the computer, to isolate the wire (which is grounded) from the network adapter card itself. This isolation prevents the wire from forming a loop which would severely damage the circuits and destroy the signal. Chokes are used for filtering and smoothing electrical signals and are often used in connection with transformers. In a LAN, the required magnetics application for chokes is signal conditioning and shaping at the network interface point to suppress noise emission on the transmit and receive line. The Company's pulse transformers and chokes support Ethernet over coax; 10Base-T and Token Ring LAN topologies; and other high-speed LAN applications, such as 100Base-TX Fast Ethernet, 155 Mbps Asychronous Transfer Mode ("ATM"), and fibre-channel applications. Pulse transformers and chokes are also used in telecommunication products with ISDN, T-1/CEPT, and S and U interface applications. Filter products reduce or eliminate conducted noise from traveling along transmission media as well as minimize large current or voltage spikes that would be deemed excessive on the transmission cable. Filter products are designed to work with the most commonly used integrated circuits and generally support both transmit or receive functions. Filters are located at the transmit and receive connection ports in such hardware as adapter cards, transceivers, intelligent hubs, and routers, and may be placed discretely on printed-circuit boards or into an integrated filter module. Integrated filter modules consist of a filter and a transformer and often a choke in one single module and may also include resistors if the application is for 10Base-T. Integrated filter modules perform the combined functions of signal isolation, impedance matching, signal conditioning, filtering, noise suppression and overvoltage protection. The Company's filter products support applications for Ethernet over coax, 10Base-T, Token Ring, and the PCMCIA credit card-sized standard as well as 100Base-TX Fast Ethernet, FDDI over copper, and 155 Mbps ATM.

         Power-transfer products are principally DC/DC converters. DC/DC converters take the bus or supply voltage, which generally operates at a higher power level than the integrated circuit, and converts the voltage to a regulated power level, two watts or less, to enable the integrated circuit to function optimally. DC/DC converters are also suitable for flash memory and distributed power applications. In a LAN, DC/DC converters are located in adapter cards and hubs and support Ethernet over coax applications. Unshielded cabling does not require a DC/DC converter.

         Network-access products: The Company's network-access products include a family of compatible network-access equipment called Open Access to Switched Integrated Services ("OASIS ") and include system-level, network-access and bandwidth management equipment, as well as board-level, network-access cards. These products enable users to implement bandwidth intensive applications with on-demand (dial-up) ISDN services. These products serve the dial-up, switched digital services marketplace including switched 56, 64, Nx56/64, 384 and 1536 Kpbs services available from all major U.S. long-distance carriers, local-exchange carriers and international PTTs. OASIS products are available with inverse multiplexing based on the industry standard developed by the Bandwidth on Demand Interoperability Group ("BONDING"). The inverse multiplexing function operates by dividing high-speed data into multiple channels (ISDN phone lines) after individually dialing these channels over the public, switched-digital network. At the remote end, these channels are phase aligned and synchronized to re-create the original data stream.
OASIS products are located at the customer premises and provide the interface between LAN or video equipment and the public-telephone network. The system products and board products share a wide variety of ISDN signaling protocols.

         Switched Bandwidth Controllers are single-chassis connectivity devices that establish high-speed digital connections. Controllers provide access to ISDN Basic Rate Interface lines ("BRI") as well as ISDN Primary Rate Interface lines ("PRI") to public, switched digital services. BRI controllers provide dial-up capacity of 512 Kbps and support up to two application ports and dialing ports. PRI controllers provide dial-up capacity up to 3Mbps on demand and include one T1 interface (with the option of adding a second T1 interface), two application ports, and two dialing ports. A substantial portion of controllers sold by the Company are used as the ISDN access device for videoconferencing room systems and roll-about systems. Other applications of these controllers is to provide dynamic bandwidth allocation and inverse multiplexing for network backup and overflow and disaster recovery applications via ISDN access, principally in Europe.

         Integrated Access Devices are modular, multi-port devices designed with all the functionality of a controller but allow for additional configuration flexibility and expansion to support multi-user environments. Compatible with either T1 or the global E1 network-interface standard, these devices support up to 8 T1/PRI network interfaces as well as up to 32 ports and may be used in conjunction with a multi-point control unit to support multi-point videoconferencing.

         Switched Digital Servers are modular, multi-port devices designed to deliver ISDN switching capability to the customer's premises and may be used to build corporate-wide ISDN networks. Servers provide access and bandwidth management for up to 38 T1/PRI interfaces, up to 76 BRI ports, or up to 38 high-speed synchronous ports and, at present, are primarily suited for desktop videoconferencing applications. Servers act like a network switch by consolidating multiple ISDN BRI lines (within the customer's premises) onto T1/PRI access lines for transmission outside the corporate-wide network. The benefit of consolidation is to enable network managers to make multiple ISDN BRI lines available to BONDING-compliant, desktop video users throughout an organization at an affordable price.

         Network Access Cards ("NACs") are intelligent PC/AT compatible boards that feature a wide spectrum of ISDN communications protocols and software developer's toolkits. NACs offer ISDN network-access technology for BRI access, PRI access, and inverse multiplexing. The NAC product line of ISDN access modules includes: single-line BRI access cards, multi-line BRI access cards, PRI (T1 / E1) access cards, BONDING-inverse multiplexing option card, and Dual Data / RS366 interface card. NACs supplement the traditional PC bus with a separate high-speed / high-capacity bus designed to carry traffic between circuit boards within a system. NACs are compliant with the Multivendor Integration Protocol ("MVIP"), an industry standard interconnect protocol for voice processing, fax, and communications board suppliers. The software toolkits provide developers and OEMs of videoconferencing systems with a high level Application Programming Interface ("API") across the entire family of OASIS products. Toolkit features include software drivers, function libraries, firmware, downloaders and demo programs for use with OASIS modules. NACs are marketed primarily to OEMs and developers of PC-based videoconferencing systems.

CUSTOMERS

         The Valor Products are sold directly or indirectly to more than 3,000 customers, including the following OEMs:

         Accton Technology Corporation
         Artisoft, Inc.
         AT&T
         Bay Networks, Inc.
         Cabletron Systems, Inc.
         Cisco Systems, Inc.
         Compaq Computer Corporation
         Digital Equipment Corporation
         Ericsson Telecom AB
         Hewlett-Packard Company

         Intel Corporation
         International Business Machines Corp.
         Motorola, Inc.
         Networth Inc.
         Racal Datacom
         Standard Microsystems Corporation
         Sun Microsystems, Inc
         3Com Corporation
         Ungermann-Bass, Inc.


         Two customers, 3Com Corporation and Bay Networks, Inc., accounted for 16% and 14%, respectively, of the Company's total sales in 1995. One customer, 3Com Corporation, accounted for 22% of the Company's total sales in 1994. In 1993, two customers, SynOptics Communications, Inc., and 3Com Corporation represented 17% and 13% of the Company's total sales, respectively.

         The Company's Promptus Products are sold directly or indirectly to more than 100 customers including major videoconferencing OEMs, regional bell operating companies ("RBOC"), other major telecommunications OEMs, systems integrators, and international telecommunications equipment manufacturers, including the following:

          Ameritech
          AT&T
          Bell Atlantic
          Fujitsu Business Communications
          GPT Business Systems Group
          International Business Machines Corp.
          MCI Telecommunications
          Mitel
          PictureTel

          Racal-Datacomm
          Soei Tsusho
          Southwestern Bell
          SPRINT
          Tandberg AS
          Tellabs
          VideoServer
          VTEL Corporation



         Promptus's OASIS ISDN products are deployed and approved in 28 countries, including the United States, Canada, Japan, Hong Kong, Singapore, China, New Zealand, Australia, Brunei, United Arab Emirates, South Africa, and the European countries of Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. Promptus continues to add to its list of approved countries as such approvals are required.

SALES AND MARKETING

         The Valor Products are sold through 22 manufacturers' representative organizations employing over 125 sales engineers trained to sell the Company's products. These products are also offered for sale through one national and five regional electronics distributors with branches throughout the United States and Canada. The largest distributor is Avnet Electronics (formerly Hamilton/Hallmark). The efforts of the representative and distribution organizations are directed by three regional managers who report to a vice president of sales, North America. The international sales structure comprises representative and distributor networks in Europe and the Pacific Rim. There are directors of sales and marketing in Munich, Germany, and Hong Kong to oversee sales in Europe and the Pacific Rim, respectively. The Company employs customer service representatives to process purchase orders and respond to customer inquiries.

         The Promptus Products have historically been sold through multiple, indirect distribution channels worldwide, including resellers, systems integrators, OEMs, and Interexchange Carriers. The majority of OASIS systems are sold through resellers and systems integrators, which may be private companies, an RBOC, an Interexchange Carrier, or an OEM. The majority of OASIS NACs are sold directly to systems integrators and OEMs for the PC-based videoconferencing market. Of these channels, the Company relies upon its OEM channel for a significant portion of total sales of Promptus Products. These OEMs may offer OASIS system products under their own label or integrate OASIS NACs into their desktop products. Average-selling prices from sales through the OEM channel are lower than average-selling prices from sales through end-user and other reseller channels. The continued concentration of sales through the OEM channel may increase the Company's vulnerability to aggressive marketing actions from competitors (many with greater financial resourses than the Company) which could result in lower gross margins in future periods. Promptus supports the activities of its indirect channel marketing partners with its in-house sales and marketing organization. Promptus's sales and marketing organization includes a direct sales force serving North America, Europe, and the Pacific Rim. The sales force is supported with a customer service staff, field engineers, and administrative personnel.

COMPETITION

         The market for magnetics-based components for LAN applications is highly competitive. The Company's Valor Products have two principal competitors, Pulse Engineering, Inc., (Technitrol) and Bel Fuse, Inc., each offering a broad product line and competing with similar levels of manufacturing and engineering capabilities. In addition, numerous foreign-based firms, mainly Taiwanese with strong manufacturing capabilities, offer specific products with capabilities similar to the Company's standard and mature product lines. These firms tend to compete on a product-specific basis or a protocol-specific basis but do not compete across all products and LAN applications offered by the Company.

         The number of competitors and the characteristics of competition for Valor Products varies based on the degree of engineering and design related to each product. Currently, competition is primarily based on engineering design, availability, and price. Products with very little engineering requirements or changes in design have more competitors and typically compete on price. Products with a high degree of engineering design and component integration have fewer competitors and typically compete on the ability to provide solutions. The Company believes that its engineering program and relationship with customers give it a competitive advantage over companies with fewer engineering resources with respect to products requiring a high degree of engineering and component integration.

         The market for Ethernet and 10Base-T products is becoming increasingly mature and, as a result, manufacturing companies are entering the marketplace with standard products and have sought to compete on the basis of price. The Company believes that it has been able to compete effectively in this environment by focusing on higher degrees of engineering and functionality, product quality, and availability as well as the ability to cost re-engineer mature products.

         The Company's Promptus Products for systems-level videoconferencing applications have three principal competitors, Ascend Communications, Inc., Teleos Communications, Inc., and Adtran, Inc., all larger in terms of revenue and installed customer base. The Company's Promptus Products for board-level videoconferencing applications has competitors on a product-specific basis, for example Primary Rate Incorporated (Xircom) competes with a line of ISDN PRI cards, and SCII (European based) competes with a line of ISDN BRI cards. Competitive factors for these products include core software technology, breadth of product features, functionality, quality, international certifications as well as customer service and support. Price is a factor in the low-end, single-line-single-application ISDN access market for system-level products as well as board-level products. The Company's strategy is to differentiate itself from competitors by stressing its customer service and technical support program.

MANUFACTURING AND SUPPLIERS

         The manufacturing operations for the Company's Valor Products are labor intensive and primarily involve the winding of magnetic cores, the assembly and placement of discrete components onto printed circuit boards, product encapsulation, testing, quality assurance, and product marking of the final component. The Company conducts its manufacturing operations for Valor Products in the Asia Pacific Region via seven facilities in the People's Republic of China ("PRC") and one facility in the Philippines. The activities of these manufacturing facilities are coordinated and supported by the Company's Hong Kong-based regional headquarters. All of the manufacturing facilities in the PRC and the Philippines are certified pursuant to ISO 9001. During 1995, the Company consolidated its four directly operated PRC facilities, which account for the majority of Chinese production, into two existing facilities. The other five Chinese facilities are operated through subcontracting arrangements over which the Company has direct product supervision. Labor cost and facilities leases for the two directly operated facilities are negotiated with the provincial government. The subcontract arrangements are negotiated on a price-per-piece basis, renewable annually, and generally provide the Company flexibility to adapt its production schedule in response to fluctuations in market demand. The Hong Kong facility is the support center for the Chinese plants and provides technical, managerial, and material procurement functions.

         The principal materials and fabricated components used in Valor Products include ferrite cores and coilforms, leadframes, printed circuit boards, epoxies, and discrete electronic components. The Company generally uses standard parts and components for its products and, historically, has been able to obtain adequate supplies from existing sources. During 1995, the Company has sought to establish close supplier relationships for its principal materials and components by concentrating the source of supply to one or two designated vendors. The Company actively maintains pre-qualified alternative sources for its principal materials and fabricated components and believes that, in the case of non-critical components, there are a number of alternative qualified vendors to supply parts in a timely manner. At present, Valor Products' pin coilforms, which are used in approximately 30% of filter products, are manufactured by a sole-sourced supplier. An interruption in the supply of pin coilforms or the inability of the Company to procure this component from alternative sources at acceptable prices within a reasonable time would likely materially and adversely affect the Company's business, operating results, and financial condition.

         The manufacturing operation for the Promptus Products are comprised principally of materials planning and procurement, final assembly, burn-in, final system test, and quality control. The Company designs the hardware subassemblies for its Promptus Products and contracts the services of various third-party vendors specializing in the assembly and integration of printed circuit boards, subassemblies, and components to deliver a complete hardware module. The Company installs its proprietary software to add the required intelligence to the product.

         At present, the Company relies on the services of one specific supplier for component procurement, assembly, and delivery of completed modules representing approximately 90% of Promptus Product production. Although the Company has not experienced any material adverse effects from the inability to obtain timely delivery of Promptus Products, an interruption of supply or unanticipated failure by the sole-source supplier for an extended period and the time required for qualified alternative suppliers to produce desired qualities would likely adversely effect the Company's business, operating results, and financial condition.

PRODUCT DEVELOPMENT

         The market for the Company's products is characterized by rapidly changing technology, frequent new product introduction, and the requirement to conform to evolving standards for networking architecture. The Company's ability to develop and introduce new products to the market in a timely manner or enhancements to existing products is crucial to its continued success.

         Valor is developing its magnetics-based products for use in emerging communications markets, such as Fast Ethernet, FDDI/CDDI, ATM, and PCMCIA standards. Valor works closely with networking customers and integrated circuits manufacturers with which Valor's products must interface and participates as a member in the IEEE and ANSI Standards Committees. These efforts give Valor early access to new technologies and new product plans, which Valor believes provide it with advantages in the timely development of its products. Concurrent engineering projects with key customers are also becoming an important factor in developing new products and product enhancements. Valor is also developing products for sale in broader telecommunication markets (including ISDN) and products for flash memories, in addition to developing subsystems with higher degrees of component integration and value-added for its major customers. In 1995, 1994, and 1993, Valor incurred engineering and product development costs of $4,705,000, $5,464,000, and $3,945,000, respectively.

         Promptus is currently focusing its development of network-access solutions in areas complementary to ISDN-based market opportunities, particularly the emerging market for data applications for corporate networks. Promptus continues to support the advancement of videoconferencing applications, bandwidth management and distribution, LAN to WAN interconnections, integrated voice/data/video access, and remote LAN access. In 1995, Promptus incurred engineering and product development costs of $2,625,000 compared to $2,025,000 in 1994.

FOREIGN OPERATIONS

         Substantially all of the Company's manufacturing operations for Valor Products and approximately 57% of its identifiable assets (excluding goodwill) are located in Hong Kong, the People's Republic of China, and the Philippines. See the discussion under Item 1. "Business - Manufacturing and Suppliers" and under Item 2. "Properties." There are risks attendant to these foreign operations, many of which are beyond the control of the Company. These risks include exposure to the effects of political and economic instability and significant changes to existing international treaties, market forces, and foreign laws as well as difficulties in staffing and managing foreign
subsidiaries and oversight of subcontracting arrangements.   Such risks could
result in interruptions of manufacturing capability or substantial increases in operating costs, which if prolonged would have a material, adverse effect on the Company's profitability. If the United States Government were to eliminate current favorable trade legislation with China or increase customs duties, it could have a material, adverse effect on a substantial majority of the Company's foreign operations. Additionally, the sovereignty of the British-administered territory of Hong Kong is scheduled to revert to the People's Republic of China on July 1, 1997. The Company cannot predict what impact, if any, the renewal of China's sovereignty over Hong Kong will have on the Company or the political and economic climate within China. The Company has currently submitted a formal application for approval to operate in China as a Wholly Foreign-Owned Enterprise ("WFOE") and believes that conducting its operations in China under the WFOE structure will potentially mitigate certain risks and uncertainties associated with the existing contractual arrangements in China.

INTERNATIONAL SALES

         Sales to customers outside of the United States comprised approximately 42.6% of the Company's total net sales in 1995, of which approximately 20.4%, 19.4%, 0.8% and 2.0% were made to customers in the Pacific Rim, Europe, Canada, and Puerto Rico, respectively. Sales to customers outside the United States as a percentage of total sales were approximately 36.5% in 1994 and 28.8% in 1993. The majority of international sales are derived from the Company's foreign operations, principally Valor Products. The Company also exports products to international markets from its domestic operations for Valor and Promptus. Additional geographic segment financial information is set forth in Footnote 12 to the Financial Statements under the caption "Geographic Segments," included herein.

         The Company has established sales offices in Hong Kong and Munich, Germany, to administer its international sales activities for Valor Products and in the United Kingdom to administer its international sales activities for Promptus Products. The Company believes that LANs, which require magnetics-based components such as those manufactured by the Company, will make further penetration into international markets, as has been the case in the United States. Accordingly, the Company expects that international sales will constitute a greater percentage of total sales in the future. International sales are, however, subject to inherent risks, including changes in regulatory requirements, fluctuating currency exchange rates, increases in tariff and other barriers, difficulties in obtaining export licenses, and potentially adverse tax consequences.

BACKLOG

         The backlog of unfilled orders as of December 31, 1995, was $28,994,000, compared to $17,731,000 as of December 31, 1994. Backlog for the Valor Products was $25,800,000 as of December 31, 1995, compared to $17,731,000 as of December 31, 1994. The Company generally manufactures its products against firm orders and forecasted demand. The Company's backlog at the beginning of each quarterly period is not sufficient to achieve anticipated revenues for the quarter. As a result, the Company's sales for any future period are dependent upon obtaining orders in a quarter for shipment within the same quarter. Therefore, the Company's backlog may not be indicative of actual revenues in the future quarterly period. While the Company believes that the orders included in the backlog are firm, typical customer terms generally include the ability to cancel or reschedule orders without significant penalty. In addition, the Company commits its manufacturing and expense levels according to monthly sales and production forecasts. If anticipated sales do not meet these forecasts, the Company's operating results would be adversely effected.

PROPRIETARY RIGHTS

         Except for the Promptus Products, the Company believes that, because its products are subject to rapidly changing design, patent and copyright protection are less significant to the Company's competitive position than factors such as the knowledge, ability, and experience of the Company's personnel, new product development, product quality, market recognition, and on-going customer support. To protect its proprietary rights in these products, the Company primarily relies on trade secrets and nondisclosure agreements. Copyright protection is somewhat more important in the case of the Promptus Products, although the above mentioned factors and agreements are also important to the competitive position of and proprietary rights related to the Promptus Products, as applicable. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information the Company regards as proprietary. The laws of some foreign countries do not protect the Company's proprietary rights in the Company's products to the same extent as do the laws of the United States.

EMPLOYEES

         The number of persons employed by the Company as of March 1, 1996, was 8,075. Of these employees, 6,793 were employed by the Company through contracts with the government of the People's Republic of China and are trained and supervised by the Company to work in facilities leased by the Company. In addition, approximately 3,554 persons, all of whom are located in China, are employed by the Company's subcontractors to manufacture certain of the Company's networking products. The Company considers its relationships with its employees and subcontractors to be good.

ENVIRONMENTAL COMPLIANCE

         The Company is subject to various federal, state, and local environmental protection laws and regulations and, from time to time, has incurred costs for environmental compliance, none of which to date has been material. The Company has been studying and undertaking certain remedial actions with respect to groundwater pollution and soil contamination conditions at its closed facility in Leesburg, Indiana. The Company anticipates that additional environmental expenses will be incurred in future years as the Company continues its environmental studies and implements remediation plans. Based on current knowledge, the Company does not believe that any future expenses associated with environmental remediation will have a material impact on the financial position of the Company.

EXECUTIVE OFFICERS OF THE COMPANY

           The following table sets forth the names, ages, and offices held by the Company's current executive officers:

         Name                         Age              Office
         ----                         ---              ------
    Albert J. Hugo-Martinez           50               President and Chief Executive
                                                       Officer and Director

    Douglas J. Downs                  40               Vice President Finance, Chief Financial
                                                       Officer, Treasurer and Secretary

    Aurelio (Al) Lucci                61               Vice President-GTI Corporation,
                                                       Chairman and Chief Executive Officer-
                                                       Promptus Communications, Inc.

         There are no family relationships among the executive officers and directors of the Company.

         Albert J. Hugo-Martinez became president and chief executive officer of the Company on March 13, 1996. From 1988 to 1995, Mr. Hugo-Martinez was president and chief executive officer of Applied Micro Circuits Corp. in San Diego, California. Prior thereto, he held various management positions with TRW, Burr Brown Corporation, and Motorola Semiconductor. Mr. Hugo-Martinez is a director of Microchip Corp. and the UCSD Cancer Center.

         Douglas J. Downs was employed by the Company on May 1, 1990, as director of financial analysis. On August 16, 1990, he became treasurer and assistant secretary. He was named vice president-finance and secretary on May 3, 1991, and on December 13, 1991, he became chief financial officer of the Company. From 1988 to April 1990, he was director of operations services for SOLA/BARNES-HIND, an eye-care products company. From 1981 until 1988, Mr. Downs served in a variety of financial positions with the Revlon Vision Care Organization prior to the sale of Barnes-Hind, Inc., to Sola Ophthalmics.

         Aurelio (Al) Lucci became a vice president of the Company on February 15, 1995. Mr. Lucci is currently chairman and chief executive officer of Promptus Communications, Inc. Mr. Lucci founded Promptus in 1989. From 1977 until founding Promptus, Mr. Lucci was founder and chief executive officer and chairman of the board of Avanti Communications Corporation in Newport, Rhode Island, which marketed T1 multiplexers and transmission products for high-speed data distribution in a local environment.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters as well as the principal executive, marketing, sales, product development, and warehousing facility of Valor are located in a leased building in San Diego, California. The manufacturing operations for Valor are performed in eight leased facilities located in Hong Kong, the People's Republic of China, and the Philippines. The Hong Kong facility serves as the Company's central administrative, manufacturing process, and materials procurement center for the Asia Region as well as the managerial and manufacturing support center for the Chinese and Philippines plants.

         The principal administrative, engineering, manufacturing, marketing, and sales operations of Promptus are located in a single, leased building located in Portsmouth, Rhode Island.

         The majority of the Company's operations are conducted in leased facilities. The following table sets forth the Company's principal, leased facilities by location, square footage, segment and use, lease expiration, and renewal options:

                            Approximate                                                                    Renewal
                              Square                     Segment                     Year of Lease         Options
        Location              Footage                 Products/Uses                    Expiration          #/Period
      ------------          -----------    -----------------------------------        ------------         --------
   U.S.A.
      San Diego, CA           40,000       Corporate Office                                1997         2/2 years each
                                           Networking Products/Valor
                                           administration, product development
      San Diego, CA            7,525       Networking Products/Valor                       1997         1/5 years
                                           warehouse, stockroom
      Portsmouth, RI          28,160       Networking Products/Promptus                    1997         None
                                           administration, manufacturing,
                                           engineering, sales
   HONG KONG
      Kowloon                 12,450       Networking Products/Valor                       1999         1/3 years
                                           regional headquarters
   PEOPLE'S REPUBLIC OF
   CHINA(1)I
      Factory 1               90,000       Networking Products/Valor                       1996         None
                                           signal processing, power transfer
      Factory 2               80,000       Networking Products/Valor                       1997         None
                                           signal processing, power transfer
   PHILIPPINES
      Cabuyao                 32,800       Networking Products/Valor                       1997         None
                                           signal processing, power transfer

(1)  The PRC facilities are operated directly by the Company under negotiated
contracts between the Company and the provincial government of China.   In
addition to the manufacturing space indicated, each facility includes space for staff quarters and dormitories. Such living quarters in the aggregate represent 312,400 square feet of space.

         In addition to its manufacturing and distribution facilities, the Company leases sales offices elsewhere in the United States, United Kingdom, and Germany. The Company also leases 8,831 square feet of office space for certain administrative functions. The Company believes that its facilities are well maintained, in good operating condition and adequate to support anticipated operating needs over the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings and claims arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse affect on the Company's consolidated financial position.

         In December 1995, a class-action lawsuit was filed in the United States District Court, Southern District of California, against the Company and certain of its officers and directors alleging violations of the Securities Exchange Act of 1934. Specifically, the complaint asserts, among other claims, that the Company artificially inflated the value of its stock by making false and misleading statements about expected financial results. The plaintiffs seek an unspecified amount of damages based upon the decrease in market value of the Company's stock. The Company has filed its initial response to the complaint and intends to defend this action vigorously. Based upon its present understanding of the facts, the Company believes it has meritorious defenses to the claims alleged. Because the outcome of the claims are uncertain at this time, no provision for any liability that may result upon adjudication has been made in the accompanying consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1995.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ/NMS -- Symbol:
GGTI. The prices quoted below have been furnished by the NASDAQ/NMS. As of December 31, 1995, there were approximately 1,750 holders of the Company's Common Stock. The Company has not paid dividends on its Common Stock since 1982.

                                                                       1995                   1994
----------------------------------------------------------------------------------------------------------
 Quarter                                                         High        Low         High        Low
 -------                                                         ----        ---         ----        ---
 1st                                                            17 1/4       9 1/2      29 1/4      12 1/2
 2nd                                                            19 1/2       9 1/2      13 1/2       7 3/4
 3rd                                                            23 5/8      15 1/2      16 3/4      10
 4th                                                            19 7/8      10 1/2      18 1/4      12

ITEM 6.  SELECTED FINANCIAL DATA

         The income statement data of the Company presented below for each of the five fiscal years ended December 31, 1995, and the balance sheet data as of December 31, 1995, 1994, 1993, 1992, and 1991 have been derived from the audited Consolidated Financial Statements of the Company that are included as part of this Annual Report on Form 10-K and the Company's Annual Reports on Form 10-K for the prior three fiscal years.

         The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere as part of this Annual Report on Form 10-K.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

             Year ended December 31,                         1995           1994            1993           1992           1991
             -----------------------------------------------------------------------------------------------------------------
             Income Statement Data
             Sales                                       $129,149       $103,239         $88,575        $63,985        $36,180
             =================================================================================================================
             Income from continuing operations             $3,090         $3,299         $10,890         $7,032         $1,855
             Income from discontinued operations,
             net                                              856          1,962           2,310          1,998          2,423
             Loss on disposal of discontinued
             operations, net                               (2,000)           ---             ---            ---            ---
             -----------------------------------------------------------------------------------------------------------------
             Net income                                    $1,946         $5,261         $13,200         $9,030         $4,278
             =================================================================================================================
             Net income per share of Common Stock
             - primary and fully diluted
             Income from continuing operations              $0.28          $0.32           $1.09          $0.72          $0.20
             Income from discontinued operations             0.08           0.20            0.23           0.21           0.25
             Loss on disposal of discontinued
             opertions                                      (0.18)           ---             ---            ---            ---
             -----------------------------------------------------------------------------------------------------------------
             Net income                                     $0.18          $0.52           $1.32          $0.93          $0.45
             =================================================================================================================
             Weighted average shares outstanding       10,873,000     10,187,000      10,023,000      9,713,000      9,561,000
             =================================================================================================================

             Balance Sheet Data

             Total assets                                $120,808        $99,948         $89,648        $66,721        $52,720
             =================================================================================================================
             Working capital                              $34,777        $42,108         $38,055        $25,157        $24,473
             =================================================================================================================
             Long-term debt                                  $---           $---            $---         $2,625         $3,375
             =================================================================================================================
             Stockholders' equity                         $88,995        $77,563         $71,772        $48,480        $39,551
             =================================================================================================================



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and related notes. Dollar amounts below are expressed in thousands.

BUSINESS ACQUISITION BY AND AMONG GTI CORPORATION AND PROMPTUS COMMUNICATIONS, INC.

         In January 1995, the Company acquired approximately 71% of the outstanding capital stock of Promptus Communications, Inc., ("Promptus" or "Promptus Products") for approximately $19.1 million in cash, net of cash acquired. Promptus develops, manufactures, and markets high-speed, digital, network-access products used principally in the videoconferencing industry by OEMs and telecom equipment providers for corporate customers utilizing ISDN connections. The acquisition was accounted for as a purchase. Accordingly, the acquired assets and liabilities were recorded at their estimated, fair-market

BUSINESS ACQUISITION BY AND AMONG GTI CORPORATION AND PROMPTUS COMMUNICATIONS, INC. (CONTINUED)

values on the acquisition date. Promptus's operating financial results are included in the Company's consolidated financial results of operations beginning January 1, 1995. The aggregate purchase price was paid using a combination of bank borrowings, the sale of 650,000 shares of the Company's common stock, and cash on hand. See Note 2 "Business Combination" in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for further discussion.

DISCONTINUED OPERATIONS

         In May 1995, the Company's Board of Directors adopted a formal plan to sell its non-core business segments, consisting of the electronic components and equipment segment (the "E-Group") and the distribution products segment ("Esco") (collectively, the "Segments"), as a part of the Company's strategic focus on networking and network-access markets. The Segments have been accounted for as discontinued operations in accordance with APB 30, which among other provisions, expects the plan of disposal to be carried out within one year. All prior year amounts have been restated to reflect these segments for financial accounting and presentation as discontinued operations. The E-Group and Esco disposals were completed in December 1995 and February 1996, respectively. See Note 3 "Discontinued Operations" in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for further discussion.

RESULTS OF OPERATIONS

         The table below sets forth the Company's sales, cost of goods sold, gross profit, operating expenses, operating profit, income from continuing operations before income taxes and minority interest, provision for income taxes, income from discontinued operations (net of income taxes), loss on disposal of discontinued operations (net of income taxes), and net income as a percentage of net sales for the years ended December 31, 1995, 1994, and 1993, respectively:

                                                       1995               1994               1993
                                                      -----              -----              -----
 Sales                                                100.0%             100.0%             100.0%
 Cost of goods sold                                    69.5               73.7               60.4
                                                      -----              -----              -----
 Gross profit                                          30.5               26.3               39.6
 Selling, general and administrative
    expenses                                           27.4               23.0               22.9
                                                      -----              -----              -----
 Operating profit                                       3.1                3.3               16.7
 Income from continuing operations
    before income taxes and minority
    interest                                            2.4                3.6               16.4
                                                       ----              -----              -----
 Provision for income taxes                             0.4                0.2                3.2
 Income from discontinued operations,
    net of income taxes                                 0.7                1.9                2.6
 Loss on disposal of discontinued
    operations, net of income taxes                    (1.5)                --                 --
                                                       ----              -----              -----
 Net income                                             1.5%               5.1%              14.9%
                                                       ====              =====              =====

OVERVIEW

         In 1995, the Company's sales increased significantly as a result of the inclusion of Promptus Products effective January 1, 1995, and continued unit sales growth of Valor Electronics, Inc.'s, magnetics-based components ("Valor Products"). The increase in gross profit as a percentage of sales in

1995 is primarily due to the inclusion of Promptus Products that generate higher margins than LAN magnetics-based components. Selling, general and administrative expenses increased as a percentage of sales due to the inclusion of Promptus Products whose rate of spending was disproportionately high in relation to its sales. Additionally, operating profit was adversely affected by Promptus Products' operating loss of approximately $1,868 and certain severance costs. Net income was also negatively impacted by the Company's recording of an estimated loss on the combined disposal of both the E-Group and Esco during the fourth quarter of 1995.

SALES

                                         1995           Change            1994           Change           1993
                                         ----           ------            ----           ------           ----
             Sales                     $129,149          25.1%          $103,239         16.6%          $88,575

         The increase in consolidated sales of $25,910 in 1995 from 1994 is primarily a result of the inclusion of Promptus Products effective January 1, 1995, and continued strong unit demand (an increase of 13% from the prior year) for Valor Products' LAN magnetics-based components. The year-over-year sales growth in Valor Products is a result of increased unit volume of signal-management products such as filters and transformers. During 1995, Valor Products did not experience significant average selling price erosion as experienced during 1994. The increase in sales in 1994 from 1993 of $14,664 was due to overall market growth and strong demand for Valor Products.
However, due to competitive pressures, Valor Products' sales were negatively impacted by a sharp decline in average selling prices. The decline in average selling prices was offset by an increase in unit volume of approximately 32%. International sales continue to remain strong during 1995 increasing 69%, representing 41% of the Company's sales compared to 30% in 1994. The increase in international sales is a result of the inclusion of Promptus Products and an increase in Valor Products to customers outside of the United States.

             Sales by Major Product                 1995         Change        1994         Change         1993
                                                    ----         ------        ----         ------         ----
             Valor Products                       $114,836       11.2%       $103,239        16.6%        $88,575
             Percentage of total sales             88.9%                      100.0%                      100.0%

             Promptus Products                    $14,313        67.9%        $8,525         52.7%        $5,584
             Percentage of total sales             11.1%                       0.0%                         0.0%

Valor Products

         Valor Products' sales increased in 1995 and 1994, when compared to 1993, principally due to overall market growth and strong unit demand for signal-management products. The growth in sales reflects increased unit volume across, substantially, all product families supplied to OEMs for LAN and internetworking products. In 1995, unit volume continued to be strong with increasing demand by OEMs in the 10Base-T interface card market and the rapidly growing internetworking market for stackable hubs used in LAN segmentation. During 1995, Valor Products did not experience significant average selling price erosion as experienced during 1994. In 1994, compared to 1993, the growth in sales was a result of significantly increased unit volumes offset by rapid erosion in average selling prices for filter products. During 1994, average selling prices for filter products decreased approximately 22% while unit volume increased 54%, when compared to 1993. International sales for Valor Products in 1995 were approximately $17,188 or 55%, increasing to 37% from 30% and 25% in 1994 and 1993, respectively. Substantially all of the increase was a result of increased sales by Valor Products' Pacific Rim operations to existing international OEM customers.

Collectively, two Valor Products' OEM customers accounted for 34% of 1995 sales, while individually they represented 18% and 16% of sales, compared to 22% and less than 10% in 1994. The sales percentage from these and other OEM customers has historically fluctuated and may continue to vary in future periods. Management believes that future sales concentration to these customers is likely to continue; consequently, such concentration may adversely affect both average selling prices and future sales growth.

Promptus Products

         Promptus Products' sales increased in 1995 from 1994 and 1993 as a result of overall market growth of high-speed, digital, network-access products for videoconferencing. The growth in sales reflects increased unit volume of NACs and Network Systems to video-conferencing OEMs and large telecom customers. During 1995, Promptus Products experienced a decline in average selling prices for certain Network System products. These products experienced average selling price decreases of approximately 19% from the prior year offset by unit volume increases of approximately 182%. International sales for Promptus Products represented approximately 30% of sales in 1995, an increase of 261% from 14% in 1994. Substantially all of the increase was a result of higher sales to existing OEM customers in Europe.

         Collectively, two Promptus Products' customers accounted for 41% of 1995 sales while, individually, these customers accounted for 28% and 13% of sales. Management believes that future unit volume and sales concentration with these significant customers is likely to continue; consequently, such concentration may have an adverse affect on average selling prices, gross profit, and gross profit as a percentage of sales.

COST OF GOODS SOLD

                                                   1995         Change         1994         Change         1993
                                                   ----         ------         ----         ------         ----
             Cost of goods sold                  $89,749        17.9%        $76,122        42.3%        $53,491
             Percentage of sales                  69.5%                       73.7%                       60.4%

             Gross profit                        $39,400        45.3%        $27,117       (22.7)%       $35,084
             Percentage of sales                  30.5%                       26.3%                       39.6%

         The year-over-year increase in gross margin in absolute dollars is a result of increased unit volumes and the inclusion of Promptus Products effective January 1, 1995. Gross profit as a percentage of sales increased in 1995 from 1994 but decreased from 1993. The increase in gross profit as a percentage of sales in 1995 is primarily due to the inclusion of Promptus Products that generate higher margins than LAN magnetics-based components. Additionally, Valor Products' gross margins increased from the prior period as a result of stabilized product pricing, particularly for filter products, reduced manufacturing costs, and increased unit volume.

             Cost of Goods Sold by Major Product            1995       Change       1994       Change       1993
             -----------------------------------            ----       ------       ----       ------       ----
             Valor Products                                $82,729       8.7%      $76,122      42.3%      $53,491
             Percentage of sales                            72.0%                   73.7%                   60.4%

             Gross profit                                  $32,107      18.4%      $27,117     (22.7)%     $35,084
             Percentage of sales                            28.0%                   26.3%                   39.6%

             Promptus Products                             $7,020       80.4%      $3,891        9.9%      $3,540
             Percentage of sales                            49.1%                   45.6%                   63.4%

             Gross profit                                  $7,293       57.3%      $4,634      126.7%      $2,044
             Percentage of sales                            50.9%                   54.4%                   36.6%

Valor Products

         The year-over-year increase in gross profit in absolute dollars is a result of increased unit volumes. The increase in gross profit as a percentage of sales of 1.7% from 1994 is a result of stabilized product average selling prices, particularly filter products; reduced raw material costs per unit; reduced manufacturing costs; and, to a lesser extent, economies of scale associated with increased manufacturing volumes. During 1994, manufacturing costs increased as a result of Valor Products adding two assembly facilities to meet demand for higher-volume products. Further, these products were subject to sharp declines in average selling prices during 1994. Based on the current fixed-cost structure associated with maintaining the current manufacturing capacity to produce significant volume efficiently and if actual volumes manufactured are significantly less, the actual cost per unit and gross margins could be adversely affected.

Promptus Products

         The decrease in gross profit as a percentage of sales of approximately 2.9% is primarily a result of reduced, average selling prices of Network System products sold to one OEM customer. Management believes that future unit volume and sales concentration with this significant OEM customer is likely to continue; consequently, such concentration may have an adverse affect on average selling prices, gross profit, and gross profit as a percentage of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                   1995         Change         1994         Change         1993
                                                   ----         ------         ----         ------         ----
             Selling, general and
               administrative expenses           $35,386        49.3%        $23,695        16.9%        $20,267
             Percentage of sales                  27.4%                       22.9%                       22.9%

         During 1995, the increase in selling, general and administrative expenses in absolute dollars is due to the inclusion of Promptus Products effective January 1, 1995; the inclusion of goodwill amortization expense of $845 associated with the Promptus acquisition; increased selling costs associated with Valor Products' higher sales volume; and a nonrecurring, one-time charge of approximately $1,376 relating to certain severance costs. The increase in selling, general and administrative expenses, as a percentage of sales, during 1995 is a result of Promptus Products' selling, marketing, and engineering spending that is disproportionately high in relation to its sales and the inclusion of nonrecurring, one-time charges of certain severance costs. In 1994, the approximate $3,428 increase in spending is primarily a result of increased selling costs associated with higher sales and increased costs associated with product development and investments in additional people and systems to support Valor Products' geographically disbursed, worldwide operations.

             Selling, General and Administrative
             -----------------------------------
             Expense by Major Product                       1995       Change       1994       Change       1993
             ------------------------                       ----       ------       ----       ------       ----
             Valor Products                                $19,914       1.1%      $19,690      18.1%      $16,675
             Percentage of sales                            17.3%                   19.1%                   18.8%

             Promptus Products                             $9,160       51.3%      $6,054       40.6%      $4,307
             Percentage of sales                            64.0%                   71.0%                   77.1%

Valor Products

         During 1995, the increase in Valor Products' selling, general and administrative expenses in absolute dollars, as compared to 1994 and 1993, is primarily a result of increased selling costs associated with higher selling volume. The decrease in selling, general and administrative expenses as a percentage of sales is a result of administrative efficiencies in relation to sales growth and a decrease in selling costs as a percentage of sales. In 1994, the increase in spending in absolute dollars was related to higher selling costs commensurate with the increase in sales. Selling, general and administrative costs as a percentage of sales for 1994 were essentially identical to those in 1993. Management believes that selling, general and administrative expenses may vary as a percentage of future sales.

Promptus Products

         During 1995, the increase in Promptus Products' selling, general and administrative expenses in absolute dollars, as compared to 1994 and 1993, is primarily associated with the increase in personnel costs in the sales, marketing, and engineering infrastructure. These investments in sales and support personnel and new product development were made to support anticipated future sales growth. The decrease in selling, general and administrative expenses as a percentage of sales for 1995 and 1994, as compared to 1993, are a result of significant, year-over-year, sales growth. The Company believes that Promptus Products' selling, general and administrative expense may continue to vary as a percentage of future sales until Promptus Products generates and sustains a base of sales sufficient to support the current and future level of spending.

NON-OPERATING INCOME AND EXPENSE

                                                         1995        Change        1994       Change        1993
                                                         ----        ------        ----       ------        ----
             Non-operating income (expense), net        $(894)      (422.7)%       $277       199.6%       $(278)
             Percentage of sales                        (0.7)%                     0.3%                    (0.3)%

         Non-operating income (expense), net, consists primarily of interest income and expense and net foreign currency translation costs. The decrease in interest income, net, from 1994 is primarily a result of increased interest expense related to significant bank borrowings associated with the Promptus acquisition and increased borrowings on the credit facility to facilitate growth in Valor Products and Promptus Products. In December 1995, the Company used the proceeds of $11.75 million from the E-Group disposal to repay $4.1 million outstanding on the $5-million, bank term loan and a significant portion of the credit facility, both of which were originally used in connection with the Promptus acquisition.

PROVISION FOR INCOME TAXES

                                                         1995        Change        1994       Change        1993
                                                         ----        ------        ----       ------        ----
             Provision for income taxes                  $506        91.7%         $264       (90.7)%      $2,826
             Percentage of sales                          0.4%                     0.3%                      3.2%
             Effective tax rate                          16.2%                     7.1%                     19.4%

         A significant portion of Valor Products' operations resides in foreign countries with lower tax rates than the United States. These foreign operations generated a significant portion of the Company's total earnings in 1995, 1994, and 1993, and account for the significantly lower, effective income tax rate than the statutory United States corporate income tax rate. Additionally, the Company did not benefit from Promptus's operating loss during 1995. Management believes the Company's future effective tax rate could fluctuate based on the geographic origin of Valor Products' earnings and Promptus's future financial performance.

INCOME FROM CONTINUING OPERATIONS

                                                         1995        Change        1994       Change        1993
                                                         ----        ------        ----       ------        ----
             Income from continuing operations          $3,090       (6.3)%       $3,299      (69.7)%     $10,890
             Percentage of sales                         2.4%                      3.2%                    12.3%
             Earnings per share                          $0.28                    $0.32                    $1.09

         The decrease in income from continuing operations is primarily due to the inclusion of Promptus Products' financial results effective January 1, 1995, and the charges to income for certain severance costs. The dilutive effect of Promptus Products' operating loss, net of minority interest income and including the goodwill amortization expense, was approximately $2,170 or approximately $0.20 per share of Common Stock. The Promptus Products' dilution excludes acquisition-related interest expense and the issuance of 650,000 common shares in January 1995.

INCOME FROM DISCONTINUED OPERATIONS, NET

                                                         1995        Change        1994       Change        1993
                                                         ----        ------        ----       ------        ----
             Income from discontinued operations         $856       (56.4)%       $1,962      (15.1)%      $2,310
             Income from discontinued operations
             per share                                   $0.08                    $0.20                    $0.23

         The decrease in income from discontinued operations in 1995, as compared to 1994 and 1993, is due to Esco's operating loss offset by increased E-Group profitability. Subsequent to December 1995, Esco has not incurred any operating losses.

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS

                                                         1995        Change        1994       Change        1993
                                                         ----        ------        ----       ------        ----
             Loss on disposal of discontinued
             operations                                $(2,000)     (100.0)%       $--         0.0%         $--
             Loss on disposal of discontinued
             operations per share                       $(0.18)                    $--                      $--


         The loss on disposal of the discontinued operations is a result of a gain on disposal of the E-Group of approximately $3.0 million, net of income taxes, and an estimated loss on disposal of Esco of $5.0 million, net of income tax benefits. The net loss of $2,000 or $0.18 per share on disposal of both discontinued operations is primarily due to increased income tax provision and a lower selling price for Esco than management originally estimated. The Company does not anticipate recognizing an additional loss on disposal of the discontinued businesses.

NET INCOME AND NET INCOME PER SHARE

                                                         1995        Change        1994       Change        1993
                                                         ----        ------        ----       ------        ----
             Net income                                 $1,946      (63.0)%       $5,261      (60.1)%     $13,200
             Net income per share                        $0.18                    $0.52                    $1.32

         Net income and net income per share of Common Stock decreased in 1995, as compared to 1994, due to the operating loss of Promptus Products, certain severance and management costs, decreased income from discontinued operations, and a loss on disposal of discontinued operations offset by Valor Products' increased profitability. The decrease in these same measures in 1994 from 1993 is due to Valor Products' decreased profitability.

PROSPECTIVE INFORMATION

         The Company believes that its future operating results will be influenced by a number of factors including, but not limited to, general economic conditions; the continued growth of the LAN, internetworking, and videoconferencing markets; timely new product introductions; dependence on key OEM customers; market acceptance of the new networking technologies, videoconferencing and desktop videoconferencing; the future operating and financial performance of Valor Products and Promptus Products; and numerous competitive forces. It is anticipated that the Company's operating results in the foreseeable future will remain dependent on the success of Valor Products in identifying, developing, manufacturing, and marketing new products or enhancing existing product offerings and Promptus Products' ability to expand its customer base; reduce reliance on significant OEM customers; and identify, develop, manufacture, and market new products. The Company is subject to technological changes, which could cause management to reassess its estimate of the realizability of goodwill and/or its amortization period.

         The Company's future operating results will also depend on the growth of broad-band, global services and high-speed, digital, network applications. Promptus's growth will depend on several factors including, but not limited to, the deployment and expansion of switched-digital services and the related market for ISDN customer-premise equipment, the effectiveness of marketing activities, and expansion of its product line and customer base as well as the ability to compete effectively in the videoconferencing access market and in applications other than videoconferencing. The Promptus acquisition required significant capital and equity investments as well as investments in the sales, marketing, and product development infrastructure. Since Promptus Product's sales are currently disproportionate with these investments, Promptus is likely to continue to be dilutive to net income in the near term. It will continue to be dilutive unless, and until, Promptus is able to significantly increase sales and profitability.

         The majority of Valor Products' sales continue to be derived from products that support Ethernet and 10Base-T applications. Valor Products' operating results could be affected if there is an unexpected change in such technologies or if Valor does not respond appropriately to expected changes. Valor Products are supplying OEMs product compliant with all relevant IEEE, ANSI, and ATM forum standards for 100Base-TX Fast Ethernet, TP/PMD (FDDI over copper), and 155 Mbps ATM applications. The success of these new products is dependent on many factors, such as the Company's ability to manufacture these products in sufficient quantities to meet anticipated demand and the overall market acceptance of these new technologies. The inability of these advanced networking modes to gain market acceptance or potential delays of the widespread installation of such products could subject Valor Products' existing products to increased competition and pricing pressures, which would adversely affect the Company's operating results.

         The Company's future performance will also be affected by the volume, mix, and timing of orders received during a particular quarterly period. The Company's backlog at the beginning of any particular quarter is not sufficient to achieve expected sales or profitability for that quarter. To achieve its sales and profitability objectives in a quarter, the Company is dependent upon obtaining substantial orders in that quarter for shipment during that quarter. There can be no assurance that orders from existing customers will continue at the levels of previous years or that the Company will be able to obtain orders from new customers. Additionally, there can be no assurance that orders received and requested for shipment in a specific quarter will not be canceled or the requested date of shipment changed to a subsequent quarter. If anticipated orders do not develop or changes in delivery schedules or cancellation of orders occur, the per-unit manufacturing costs, expenditures, and inventory levels could be disproportionately high in relation to sales. This could have an adverse affect on the Company's operating results for that quarterly period.

         There is one key component that Valor Products use in its manufacturing and assembly process that is currently available only from a single source. There can be no assurance that this supplier will be able to meet future demand for components in a timely and cost-effective manner. The Company's operating results and customer relationships could be adversely affected by either price increases or an interruption or reduction in products shipped due to an interruption or reduction in supply of any key components.

         The Company's future earnings and stock price have been, and may continue to be, subject to significant volatility, particularly on a quarterly basis. Any shortfall in sales or earnings could have an immediate and significant adverse affect on the trading price of the Company's Common Stock in any given quarterly period.

         Because of the factors mentioned above, as well as other factors, historical operating results should not be relied upon as an indicator of future financial performance.

         In December 1995, a class-action lawsuit was filed in the United States District Court, Southern District of California, against the Company and certain of its officers and directors alleging violations of the Securities Exchange Act of 1934. Specifically, the complaint asserts, among other claims, that the Company artificially inflated the value of its stock by making false and misleading statements about expected financial results. The plaintiffs seek an unspecified amount of damages based upon the decrease in market value of the Company's stock. The Company has filed its initial response to the complaint and intends to defend this action vigorously. Based upon its present understanding of the facts, the Company believes it has meritorious defenses to the claims alleged. Because the outcome of the claims are uncertain at this time, no provision for any liability that may result upon adjudication has been made in the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity are cash, cash equivalents, and available borrowings on the domestic and foreign credit facilities. On December 31, 1995, 1994, and 1993, cash and cash equivalents totaled $2.6 million, $4.2 million, and $10.0 million, respectively. Net cash provided (used) by continuing operations was $(1.6) million, $(3.8) million, and $10.7 million, respectively. Cash used by continuing operations improved approximately $2.2 million in 1995, as compared to 1994, as a result of increased depreciation and amortization expense and increased accounts payable and accrued liabilities offset by reduced profitability and increased accounts receivable, inventories, and other assets. The increase in depreciation and amortization is due to the inclusion of Promptus's goodwill amortization during 1995 and a full year of depreciation for Valor Products' capital expenditures during 1994. The increase in inventories and accounts payable is due to increased unit volume and continued growth in Valor Products and Promptus Products. The increase in accounts receivable is due to increased sales during the fourth quarter of 1995, when compared to the fourth quarter of 1994, for both Valor Products and Promptus Products. The average collection period remained stable in 1995, when compared to 1994 and 1993.

         The Company made capital expenditures of approximately $5.9 million during 1995, a significant portion of which was expended by Valor Products for additional equipment to support increased manufacturing volume. The remaining portion was expended by Promptus Products for increased test equipment, computer equipment, and furnishings for the increase in personnel and new product development. During 1994, Valor Products' capital expenditures of $7.7 million were primarily used to add one new assembly plant and one new subcontractor operation in China. The Company currently estimates its 1996 capital expenditures to be approximately $8.7 million; substantially, all of which will be invested in Valor Products. The Company anticipates that all capital expenditures will be funded through cash generated from operations.

         In January 1995, concurrent with the Company's acquisition of Promptus, the Company utilized the $5.0-million, five-year term note, approximately $4.4 million on the $10.0-million, domestic credit facility, and proceeds of $9.7 million (net of issuance costs) from the issuance of 650,000 shares of Common Stock (of which 250,000 were Treasury Shares).

         In December 1995, the total cash proceeds of $11.75 million from the disposal of the E-Group were used to repay the outstanding principal and interest on the $5.0-million, bank term loan of $4.1 million. The remaining proceeds were used to pay down the domestic credit facility. The remaining E-Group selling price of $750 is composed of a $500 note receivable due in 1998 with interest due semi-annually and an escrow amount (the "Escrow Funds") of $250. The Escrow Funds are subject to certain purchase-price adjustments, if any, by the buyer. Currently, management does not anticipate any such adjustments to the purchase price. The Escrow Funds will remain in escrow until June 1997, at which time, if no purchase-price adjustment occurs, all Escrow Funds will be remitted to the Company.

         In February 1996, the Company used the total cash proceeds of $2.2 million from the disposal of Esco to pay down existing indebtedness on the domestic credit facility. The remaining Esco selling price of $1.9 million is composed of a note receivable due in equal, semi-annual installments plus interest commencing in August 1996 and ending August 2002.

         The Company is currently satisfying all working capital and capital expenditure requirements through internally generated cash flow from operations and borrowings available on its domestic and foreign credit facilities. Management believes that its financial position, future earnings, and available borrowings on its domestic and foreign credit facilities will be sufficient to finance working capital and estimated capital expenditures at least through 1996.

         Dividends on the Company's 8,110 shares of outstanding, cumulative convertible Preferred Stock accrue at a rate of $35.00 per share, per year, payable quarterly. In 1995, dividends totaling $284 were paid.

         In connection with the acquisition of Promptus, the Company entered into an agreement for the contingent purchase of the remaining 1.6 million shares or approximately 29% of Promptus's capital stock. The first mutual put/call right occurs January 1997 for 30% of the remaining Promptus shares. The price to be paid will be based upon a predetermined formula using forecast and actual results of Promptus in 1997, 1998, and 1999. Because of the determinants, it is not presently possible to assess whether the condition for this contingent purchase will be satisfied nor is it possible to estimate the price at which such shares might be purchased. In the event the mutual put/call right is exercised, the Company will be obligated to pay up to $4.80 per share in cash and may pay the amount in excess of $4.80 in cash, Common Stock, or a combination thereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company are annexed to this Report as pages F-3 through F-21. An index to such materials appears on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is set forth in the 1996 Proxy Statement under the captions "Election of Directors-Nominees for Election as Directors" and "Compensation and Other Transactions with Officers and Directors" and "Compliance with Section 16 of the Exchange Act" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is included in the 1996 Proxy Statement under the caption "Compensation and Other Transactions with Officers and Directors" (excluding the information under the subcaption "Compensation Committee Report") and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 1996 Proxy Statement under the captions "Principal Stockholders" and "Election of Directors-Aggregate Stock Ownership of Directors and Officers" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is included in the 1996 Proxy Statement under the captions "Election of Directors-Nominees for Election as Directors" and note 2 to the table under "Election of Directors-Aggregate Stock Ownership of Directors and Officers" and "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  Consolidated Financial Statement Schedules

              Index to consolidated financial statements and consolidated financial statement schedules appears on page F-1.

         (b)  Exhibits

              The documents listed on the Exhibit Index appearing at pages 27 through 32 of this Report are filed herewith. The 1996 Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated herein by reference. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's Common Stock as of March 22, 1996, subject to payment in advance of a fee of $.15 per page to reimburse the Company for reproduction costs.

              Each management contract or compensatory plan or arrangement listed in the Exhibit Index has been marked with the letter "C" to identify it as such.

         (c)  Reports on Form 8-K

              The following report on Form 8-K was filed during the fourth quarter of 1995:

              Report dated December 14, 1995, reporting under Item 5 an announcement of a class-action lawsuit filed against the Company and certain of its officers and directors.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS  . . . . . . . . . . . . . . F-2

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED
      DECEMBER 31, 1995, 1994, AND 1993   . . . . . . . . . . . . . . F-3

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1995, AND 1994  . . . . . F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
      YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993   . . . . . . . . F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
      DECEMBER 31, 1995, 1994, AND 1993   . . . . . . . . . . . . . . F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES . . . . . . . . F-22

SCHEDULE II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-23

Report of Independent Public Accountants



To the Stockholders and Board of Directors, GTI Corporation:

We have audited the accompanying consolidated balance sheets of GTI Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GTI Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP


San Diego, California
February 14, 1996

                       CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)


                                                                                   Year Ended December 31,
 ------------------------------------------------------------------------------------------------------------
                                                                           1995            1994          1993
 ------------------------------------------------------------------------------------------------------------
 Sales                                                                 $129,149        $103,239       $88,575
 Cost of goods sold                                                      89,749          76,122        53,491
 ------------------------------------------------------------------------------------------------------------
 Gross profit                                                            39,400          27,117        35,084
 Selling, general and administrative expense                             35,386          23,695        20,267
 ------------------------------------------------------------------------------------------------------------
 Operating profit                                                         4,014           3,422        14,817
 Other income (expense), net
      Interest income                                                        93             173           220
      Interest expense                                                  (1,207)           (122)         (192)
      Other                                                                 220             226         (306)
 ------------------------------------------------------------------------------------------------------------
 Income from continuing operations before income taxes and
 minority interest                                                        3,120           3,699        14,539
 Provision for income taxes                                                 506             264         2,826
 Minority interest (income) expense in earnings of                        (476)             136           823
 subsidiaries
 ------------------------------------------------------------------------------------------------------------
 Income from continuing operations                                        3,090           3,299        10,890
 Income from discontinued operations, net of income taxes of
 $515, $1,085, and $1,527 for 1995, 1994, and 1993,                         856           1,962         2,310
 respectively
 Loss on disposal of discontinued operations, net of income
 taxes of $1,186                                                        (2,000)             ---           ---
 ------------------------------------------------------------------------------------------------------------
 Net income                                                            $  1,946        $  5,261       $13,200
 ============================================================================================================

 Net income (loss) per share of Common Stock:
      Income from continuing operations                                   $0.28           $0.32         $1.09
      Income from discontinued operations                                  0.08            0.20          0.23
      Loss on disposal of discontinued operations                        (0.18)             ---           ---
 ------------------------------------------------------------------------------------------------------------
                                                                          $0.18           $0.52         $1.32
 ============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)


                                                                                       As of December 31,
 ------------------------------------------------------------------------------------------------------------
                                                                                       1995          1994
 ------------------------------------------------------------------------------------------------------------
 ASSETS

 CURRENT ASSETS
                                                                                     $   2,553      $   4,226
      Cash and cash equivalents                                                         22,257         18,776
      Receivables, less allowances of $297 and $143                                     31,318         20,287
      Inventories                                                                        4,036          1,832
      Prepaid expenses and other                                                         3,623         17,438
 ------------------------------------------------------------------------------------------------------------
      Net assets of discontinued operations
                 Total current assets                                                   63,787         62,559
 Property, plant, and equipment, net                                                    17,109         14,480
 Goodwill, less accumulated amortization of $4,360 and $2,747, and other                39,912         22,909
 ------------------------------------------------------------------------------------------------------------
                                                                                      $120,808       $ 99,948
 ============================================================================================================


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES

      Short-term borrowings                                                          $   4,234      $   1,655
      Acquisition liability                                                                ---            500
      Accounts payable, accrued and other liabilities                                   24,776         18,296
 ------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                    29,010         20,451
 ------------------------------------------------------------------------------------------------------------
 Deferred income taxes and other non-current liabilities                                 2,367          1,373
 ------------------------------------------------------------------------------------------------------------

 Commitments and contingencies (Note 9)

 Minority interest in subsidiary                                                           436            561
 ------------------------------------------------------------------------------------------------------------
 STOCKHOLDERS' EQUITY

      Preferred Stock, authorized 1,000,000 shares, first series, $35.00
        cumulative convertible, issued and outstanding 8,110 shares                      8,110          8,110
      Common Stock, par value $0.04 per share, authorized 12,000,000
        shares, issued 8,973,475 in 1995 and 8,459,350 in 1994                             359            339
      Additional paid-in capital                                                        44,082         34,567
      Retained earnings                                                                 36,399         34,737
      Treasury Stock (250,000 shares in 1994), at cost                                     ---        (1,040)
      Cumulative translation adjustments                                                    45            850
 ------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                   88,995         77,563
 ------------------------------------------------------------------------------------------------------------
                                                                                      $120,808       $ 99,948
 ============================================================================================================

The accompanying notes are an integral part of these consolidated balance sheets.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (dollars in thousands, except per share data)



             Three Years Ended December 31,        First                     Additional                                 Cumulative
             1995                                 Series         Common       Paid-in        Retained      Treasury     Translation
                                                 Preferred       Stock        Capital        Earnings        Stock      Adjustments
                                                   Stock
             ----------------------------------------------------------------------------------------------------------------------
             Balance, December 31, 1992              $8,110          $332       $25,049         $16,844      $(2,703)          $848
                 Net income                             ---           ---           ---          13,200           ---           ---
                 Sale of 400,000 shares of
                 Common Stock issued from
                 Treasury Stock in connection
                 with the purchase of 6.4% of
                 Common Stock of Valor
                 Electronics, Inc.                      ---           ---         8,535             ---         1,663           ---
                 Issuance of 93,275 shares
                 of Common Stock under stock
                 option plans                           ---             5           685             ---           ---           ---
                 Preferred Stock dividend               ---           ---           ---           (284)           ---           ---
                 Translation adjustment                 ---           ---           ---             ---           ---         (512)
             ----------------------------------------------------------------------------------------------------------------------
             Balance, December 31, 1993               8,110           337        34,269          29,760       (1,040)           336
                 Net Income                             ---           ---           ---           5,261           ---           ---
                 Issuance of 56,825 shares
                 of Common Stock under stock
                 option plans                           ---             2           298             ---           ---           ---
                 Preferred Stock dividend               ---           ---           ---           (284)           ---           ---
                 Translation adjustment                 ---           ---           ---             ---           ---           514
             ----------------------------------------------------------------------------------------------------------------------
             Balance, December 31, 1994               8,110           339        34,567          34,737       (1,040)           850
                 Net income                             ---           ---           ---           1,946           ---           ---
                 Sale of 650,000 shares of
                 Common Stock, of which 250,000
                 shares were issued from
                 Treasury Stock, in connection
                 with the 71% acquisition of
                 Promptus Communications, Inc.
                                                        ---            16         8,655             ---         1,040           ---
                 Issuance of 114,125 shares
                 of Common Stock under stock
                 option plans                           ---             4           860             ---           ---           ---
                 Preferred Stock dividend               ---           ---           ---           (284)           ---           ---
                 Cumulative translation gain
                 on sale of assets of the E-            ---           ---           ---             ---           ---         (835)
                 Group
                 Translation adjustment                 ---           ---           ---             ---           ---            30
             ----------------------------------------------------------------------------------------------------------------------
             Balance, December 31, 1995              $8,110          $359       $44,082         $36,399          $---         $  45
             ======================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                                  Year Ended December 31,
             --------------------------------------------------------------------------------------------------------------------
                                                                                            1995             1994           1993
             --------------------------------------------------------------------------------------------------------------------
             Cash Flows from Operating Activities:
                 Net income                                                             $  1,946         $  5,261        $13,200
                 Adjustments to reconcile net income to net cash provided
                 (used) by
                 continuing operations:
                        Income from discontinued operations                                (856)          (1,962)        (2,310)
                        Loss on disposal of discontinued operations                        2,000              ---            ---
                        Depreciation and amortization                                      6,216            3,124          2,529
                        Minority interest (income) expense in earnings of                  (476)              136            823
                        subsidiary
                        Loss on disposal of equipment                                        188              ---            ---
                 Deferred income taxes                                                        71              291            501
                 Changes in assets and liabilities:
                        Receivables                                                      (1,803)          (8,520)        (1,614)
                        Inventories                                                      (9,494)          (8,904)        (1,466)
                        Other assets                                                     (2,665)            (163)          (512)
                        Accounts payable and accrued liabilities                           2,736            6,085             67
                        Other non-current liabilities                                        567              883          (493)
             --------------------------------------------------------------------------------------------------------------------
                          Net cash provided (used) by continuing operations              (1,570)          (3,769)         10,725
                 Net cash provided by discontinued operations                                823            4,447          3,091
             --------------------------------------------------------------------------------------------------------------------
                          Net cash provided (used) by operating activities                 (747)              678         13,816
             --------------------------------------------------------------------------------------------------------------------
             Cash Flows from Investing Activities:
                 Purchases of plant and equipment                                        (5,943)          (7,687)        (5,146)
                 Capital expenditures of discontinued operations                           (544)            (971)          (848)
                 Purchase of Promptus, net of cash acquired                             (19,089)              ---             --
                 Purchase of Valor minority shares                                           ---              ---       (10,550)
                 Proceeds from disposal of discontinued operation                         11,750              ---            ---
             --------------------------------------------------------------------------------------------------------------------
                        Net cash used by investing activities                           (13,826)          (8,658)       (16,544)
             --------------------------------------------------------------------------------------------------------------------
             Cash Flows from Financing Activities:
                 Short-term borrowings, net                                                2,579            1,655            ---
                 Repayment of short-term borrowings and debt                                 ---              ---        (3,977)
                 Issuance of Common Stock                                                 10,575              300         10,888
                 Preferred Stock dividend paid                                             (284)            (284)          (284)
             --------------------------------------------------------------------------------------------------------------------
                        Net cash provided by financing activities                         12,870            1,671          6,627
             --------------------------------------------------------------------------------------------------------------------
             Effect of exchange rate changes on cash                                          30              498          (270)
             --------------------------------------------------------------------------------------------------------------------
             Net increase (decrease) in cash and cash equivalents                        (1,673)          (5,811)          3,629
             Cash and cash equivalents at beginning of period                              4,226           10,037          6,408
             --------------------------------------------------------------------------------------------------------------------
             Cash and cash equivalents at end of period                                 $  2,553         $  4,226        $10,037
             ====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of GTI Corporation (the "Company"); its wholly-owned subsidiaries, Valor Electronics, Inc., ("Valor") and Esco Sales, Inc., ("Esco") (see Note 3); and its majority-owned subsidiary, Promptus Communications, Inc., ("Promptus"). All significant intercompany balances and transactions have been eliminated.

Financial Statement Preparation - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from management's estimates.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments purchased with a maturity date of three months or less. Cash equivalents are stated at cost, which approximates market value.

Concentration of Credit Risk and Geographic Operations - The Company invests a portion of its excess cash in debt instruments of financial institutions with strong credit ratings and has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company has not experienced any losses on its cash equivalents. The Company sells its products to customers in diversified industries worldwide. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Actual losses and allowances have been within management's expectations. At December 31, 1995, one large customer represented approximately 20% of the Company's net accounts receivable balance. A significant portion of the Company's operations are concentrated in the Pacific Rim, more specifically in the People's Republic of China (the "PRC"). At December 31, 1995, a significant amount of the Company's physical inventories were concentrated in one facility located in the PRC.

Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market and include direct labor, materials, and manufacturing overhead.

Property, Plant, and Equipment - Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of 7 to 25 years for buildings and improvements and 3 to 7 years for machinery, equipment, furniture, and fixtures. Expenditures for property additions together with major renewals and improvements are capitalized. Maintenance, repairs, and minor renewals and betterments are charged to expense.

Excess Cost over Net Assets of Acquired Companies - The excess of acquisition cost over the fair value of net assets of businesses acquired (goodwill) is being amortized using the straight-line method over 40 years for Esco, 35 years for Valor, and 20 years for Promptus. The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of these assets. Management believes that there has been no impairment of the goodwill as reflected in the Company's consolidated financial statements as of December 31, 1995. The Company is subject to technological changes, which could cause management to reassess its estimate of the realizability of goodwill and/or its amortization period. The determinants used for this evaluation include management's estimate of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the intangible asset to the Company's business objectives. Cost in excess of net assets of Valor, net of amortization, was $20,542

NOTE 1           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

and $22,440 at December 31, 1995, and 1994, respectively. Cost in excess of net assets of Promptus, net of amortization, was $15,979 at December 31, 1995. Cost in excess of net assets of Esco, net of amortization, was $6,246 and $6,440 at December 31, 1995, and 1994, respectively, and is included in the balance sheet caption net assets of discontinued operations.

Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes.

Foreign Currency Translation - Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rate for the period. Translation gains or losses of the Company's foreign subsidiaries are not included in net income but are reported as a separate component of stockholders' equity. The functional currency of those subsidiaries is the primary currency in which the subsidiary operates. Substantially all of the Company's worldwide sales are conducted in U.S. dollars. Gains and losses on transactions in denominations other than the functional currency of the Company's foreign operations, while not material in amount, are included in the results of operations. The Company does not enter into foreign exchange transactions to hedge certain balance sheet exposures and intercompany balances against movements in foreign exchange rates.

Net Income Per Share of Common Stock - Net income per share of Common Stock for 1995, 1994, and 1993 is computed on the basis of the weighted average shares of Common Stock outstanding plus common equivalent shares arising from the effect of cumulative convertible Preferred Stock, using the if-converted method, and dilutive stock options, using the treasury-stock method. The number of shares used for the calculation are 10,873,000, 10,187,000, and 10,023,000 in 1995,
1994, and 1993, respectively. Fully diluted earnings per share are approximately the same as primary earnings per share for all years presented.

Reclassifications - The consolidated financial statements for all periods presented have been restated to reflect the E-Group and Esco as discontinued operations in accordance with APB 30 (see Note 3).

Recent Accounting Pronouncements - The Company implemented early adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective January 1, 1995. The adoption of this statement had no material affect on the Company's consolidated financial statements. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which provides companies the option to account for employee stock compensation awards based on their estimated fair value at the date of grant resulting in a charge to income in the period the awards are granted or to present pro forma footnote disclosure describing the effect to the Company's net income and net income per share data. SFAS 123 is effective for companies with fiscal years beginning after December 15, 1995. The Company has not yet determined how it will adopt SFAS 123 and the impact, if any, on the Company's consolidated financial position or disclosure to its consolidated financial statements

NOTE 2           BUSINESS COMBINATION

In January 1995, the Company completed the acquisition of approximately 71% of the issued and outstanding capital stock of Promptus for approximately $19.1 million in cash, net of cash acquired. Promptus is engaged in the development, manufacturing, and marketing of high-speed, digital network-access products. The acquisition was financed through a combination of secured bank borrowings of approximately $9.9 million; proceeds, net of issuance costs, from the issuance of 650,000 shares of Common Stock (of which 250,000 were from Treasury Shares) of approximately $9.7 million; and $500 of cash on hand. In addition to the purchase price, the Company provided approximately $1.0 million to Promptus employees in the form of secured promissory notes for use in the exercise of stock options, which occurred at the transaction's closing.

The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair-market value. This resulted in approximately $17.2 million of costs in excess of the net assets acquired, which are being amortized using the straight-line method over 20 years. Promptus's results of operations have been included in the Company's consolidated results of operations effective January 1, 1995.

The following summarized, unaudited, pro forma results of operations for the years ended December 31, 1994, and 1993, assume the acquisition occurred as of the beginning of the respective periods. The pro forma information includes adjustments for: (i) the amortization of goodwill, (ii) the interest expense related to the borrowings associated with the acquisition, (iii) minority interest income, and (iv) the increase in common stock associated with the financing of the acquisition. The following pro forma information is based on historical information and is not necessarily indicative of the actual results that would have occurred or is it indicative of future results of operations of the combined companies:

                                                                                  For the Year Ended December 31,
                                                                                          1994                 1993
                                                                                          ----                 ----
             Net sales                                                                $111,764              $94,159
                                                                                      ========              =======

             Income from continuing operations                                     $       200              $ 7,218
             Income from discontinued operations, net
                of income taxes                                                          1,962                2,310
                                                                                     ---------              -------
                  Net income                                                         $   2,162              $ 9,528
                                                                                     =========              =======

             Net income per common share of Common Stock:
             Income from continuing operations                                      $     0.02              $  0.67
             Income from discontinued operations                                          0.18                 0.22
                                                                                     ---------              -------
                  Net income                                                         $    0.20              $  0.89
                                                                                     =========              =======

NOTE 3           DISCONTINUED OPERATIONS

In May 1995, the Company's Board of Directors adopted a formal plan to sell its non-core business segments, consisting of the E-Group and Esco, as a part of the Company's strategic focus on networking and network-access markets. The Segments have been accounted for as discontinued operations in accordance with APB 30, which among other provisions, requires the plan of disposal to be carried out within one year (the "Divestiture Period").

NOTE 3           DISCONTINUED OPERATIONS (CONTINUED)

The Electronic Components and Equipment Segment (the "E-Group") - In December 1995, the Company completed the divestiture of certain assets and liabilities of the E-Group for approximately $12.5 million, resulting in a gain of approximately $3.0 million, net of income taxes of $2.5 million. The Company received $11.75 million in cash paid at the closing, $250 in Escrow Funds, and a $500 promissory note due in three years. The Escrow Funds are governed by an escrow agreement whereby certain purchase-price adjustments could be claimed by the buyer. Currently, management does not anticipate any such adjustments to the purchase price. The Escrow Funds will remain in escrow until June 1997, at which time, if no purchase-price adjustment occurs, all Escrow Funds will be remitted to the Company. The gain on the E-Group transaction has been deferred to offset the estimated loss on disposal of Esco.

The Distribution Products Segment ("Esco") - In October 1995, the Company entered into a letter of intent to sell 100% of Esco's common stock. In December 1995, the letter of intent was amended such that the purchase price for Esco's common stock was approximately $4.1 million, consisting of $2.2 million in cash and a $1.9 million promissory note due in equal installments over six years. In February 1996, the Company completed the disposal of Esco (see Note 13), resulting in a loss on disposal of approximately $5.0 million, net of income tax benefits of approximately $1.3 million.

Based on management's periodic review of the assumptions used in determining the estimated gain or loss from the disposals of the E-Group and Esco, the Company recorded a provision of $2.0 million, net of income taxes, for the combined loss on disposal of both discontinued businesses in the fourth quarter of 1995. This change in the previously reported, estimated, combined gain on disposal of discontinued operations resulted from a reduction of the expected selling price for Esco and a revision in the estimated income tax provision from the disposal of both discontinued businesses. Management's current estimate indicates that total sale proceeds from the Segments' disposal will approximate the net assets of discontinued operations as of December 31, 1995. Esco did not incur operating losses during the remaining Divestiture Period.

The operating results of the discontinued operations are summarized as follows:

                                                                                        For the Year Ended December 31,
                                                                              1995                 1994                1993
                                                                              ----                 ----                ----
             Sales                                                         $40,459              $38,668             $39,466
                                                                           =======              =======             =======

             Income before tax provision                                   $ 1,371               $3,047              $3,837
             Income tax provision                                              515                1,085               1,527
                                                                               ---                -----               -----
             Net income                                                   $    856               $1,962              $2,310
                                                                          ========               ======              ======

             Net income per common share                                     $0.08                $0.20               $0.23
                                                                             =====                =====               =====

NOTE 3           DISCONTINUED OPERATIONS (CONTINUED)

The net assets of discontinued operations are summarized as follows:

                                                                                                   As of December 31,
                                                                                             1995                      1994
                                                                                             ----                      ----
             Current assets                                                                $6,010                   $11,272
             Plant and equipment, net                                                         139                     2,922
             Goodwill, net of amortization and
                other assets                                                                6,272                     6,471
             Current liabilities                                                          (1,276)                   (3,227)
             Deferral of E-Group gain                                                     (5,522)                       ---
             Provision for estimated loss on disposal of
                discontinued operations                                                   (2,000)                       ---
                                                                                          -------                   -------
             Net assets of discontinued operations                                         $3,623                   $17,438
                                                                                           ======                   =======

NOTE 4           SUPPLEMENTAL STATEMENTS OF CASH FLOWS DISCLOSURE

Supplemental cash flow information for the years ended December 31, 1995, 1994, and 1993, are summarized as follows:

                                                                                 For the Year Ended December 31,
                                                                                 1995           1994         1993
                                                                                 ----           ----         ----
             Interest paid                                                     $   1,207      $   342       $   229
                                                                               =========      =======       =======
             Income taxes paid                                                 $   1,559       $1,727        $3,308
                                                                               =========       ======        ======

             Business acquisition, net of cash acquired
               Working capital, other than cash acquired                      $    (644)    $     ---     $     ---
               Plant and equipment                                               (1,314)          ---           ---
               Purchase price in excess of the net assets
                  acquired                                                      (17,230)          ---           ---
               Other assets                                                      (1,183)          ---           ---
               Noncurrent liabilities                                              1,282          ---           ---
                                                                               ---------    ---------     ---------
                  Net cash used to acquire Promptus                             $ 19,089     $    ---      $    ---
                                                                                ========     ========      ========


In January 1995, the Company financed the acquisition of Promptus through a combination of secured bank borrowings of approximately $9.9 million; proceeds, net of issuance costs, from the issuance of 650,000 shares of Common Stock of approximately $9.7 million; and $500 of cash on hand. In addition to the purchase price, the Company provided approximately $1.0 million to Promptus employees in the form of secured promissory notes for use in the exercise of stock options, which occurred at the transaction's closing.

In connection with the disposal of the E-Group in December 1995, the Company used the cash proceeds of approximately $11.75 million to repay the outstanding principal and interest on a $5-million, bank term loan of $4.1 million and repaid the remaining $7.65 million against the outstanding principal amount on a bank credit facility. The term loan and credit facility were both used in connection with the acquisition of Promptus.

NOTE 4           SUPPLEMENTAL STATEMENT OF CASH FLOWS DISCLOSURE (CONTINUED)

In connection with the purchase of 6.4% of Valor, effective June 30, 1993, the Company issued promissory notes totaling $10.4 million. In August 1993, the promissory notes totaling $10.4 million were paid in full.

NOTE 5           ACQUISITION OF MINORITY INTEREST

In connection with the 1990 acquisition of 90.8% of the outstanding capital stock of Valor, the Company and the minority shareholders of Valor have been subject to an agreement governing the contingent purchase of the remaining Valor Common Stock ("Valor Minority Shares"). The agreement set forth the determinants used for re-calculating the total value of Valor at each exercise period as well as the formula to determine the purchase price to be paid for the Valor Minority Shares subject to purchase at each exercise period.

In August 1994, the Company acquired 1.4% of the Valor Minority Shares eligible for purchase at the second exercise period. Based upon the predetermined method for re-calculating the total value for Valor, no consideration was paid for the shares acquired. Consistent with prior purchase accounting, the Company recorded a $518 reduction to the purchase price (goodwill) representing the amount of previously recorded minority interest in subsidiary for the 1.4% of Valor stock no longer held by the minority shareholders. Concurrently, the Company re-evaluated the value of the estimated purchase liability for the third and final exercise in August 1995 and reduced the recorded amount of the liability by approximately $4,000. As of December 31, 1994, the remaining estimated liability was valued at $500.

In August 1995, the Company acquired the final 1.4% of the outstanding Valor Minority Shares based upon the predetermined valuation formula. Accordingly, the total value of Valor has been recalculated; and no additional consideration was paid for the Valor Minority Shares. Therefore, the acquisition liability has been reduced to zero; and goodwill has been reduced by $500. Additionally, minority interest and goodwill have been reduced by $583, representing the amount of previously recorded minority interest in subsidiary for the 1.4% of Valor stock no longer held by the minority shareholders.

NOTE 6           SUPPLEMENTARY FINANCIAL INFORMATION

Inventory consisted of the following at December 31, 1995, and 1994:

                                                                                                 1995                  1994
             --------------------------------------------------------------------------------------------------------------
             Raw materials and supplies                                                       $10,604               $ 8,171
             Work in process                                                                   10,574                 6,898
             Finished goods                                                                    10,140                 5,218
             --------------------------------------------------------------------------------------------------------------
                                                                                              $31,318               $20,287
             ==============================================================================================================

             Property, plant, and equipment consisted of the following at December 31, 1995, and 1994:

                                                                                                 1995                  1994
             --------------------------------------------------------------------------------------------------------------
             Land                                                                             $    12               $    --
             Buildings and improvements                                                         5,101                 2,592
             Machinery and equipment                                                           19,678                14,294
             Furniture and fixtures                                                             2,824                 3,902
                                                                                               27,615                20,788
             Less accumulated depreciation                                                     10,506                 6,308
             --------------------------------------------------------------------------------------------------------------
                                                                                              $17,109               $14,480
             ==============================================================================================================

NOTE 6           SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

Accounts payable and accrued liabilities consisted of the following at December 31, 1995, and 1994:

                                                                                                 1995                  1994
             --------------------------------------------------------------------------------------------------------------
             Accounts payable                                                                 $10,788               $ 8,202
             Employee compensation                                                              4,892                 4,811
             Federal, local, foreign, and other taxes                                           4,279                 2,051
             Other accrued liabilities                                                          3,109                 3,232
             Accrued severance costs                                                            1,708                   ---
             --------------------------------------------------------------------------------------------------------------
                                                                                              $24,776               $18,296
             ==============================================================================================================


NOTE 7           CREDIT AGREEMENTS

Domestic Credit Agreement - The domestic credit agreement provides for a bank revolving credit facility for $10 million at the bank's prime rate of interest plus one-half of one percent (9.0% at December 31, 1995). The facility is secured by the Company's domestic accounts receivable, inventory, and equipment; and borrowings are limited to specific levels of eligible accounts receivable. Based on eligible accounts receivable at December 31, 1995, the entire $10-million facility is available for borrowing. At December 31, 1995, there were approximately $3.2 million of outstanding borrowings under this agreement. There were no borrowings on the revolving loan facility during 1994; and at December 31, 1994, there were no outstanding borrowings under the revolving loan facility.

Foreign Credit Facility - The foreign credit agreement is a stand-alone credit facility with a foreign bank for approximately $2.2 million. The foreign credit facility is secured by an irrevocable letter of credit and borrowings bear interest at 1% over the Hong Kong Banking Association's prime interest rate (9.75% at December 31, 1995). The Company has approximately $1.0 million and $1.6 million of borrowings outstanding under this agreement at December 31, 1995, and 1994, respectively.

All the credit agreements contain certain minimum net-worth and various financial-ratio requirements.

NOTE 8           INCOME TAXES

The components of the provision (benefit) for income taxes from continuing operations for the years ended December 31 are as follows:

                                                        1995                 1994                1993
-----------------------------------------------------------------------------------------------------
 Federal - current                                    $  (358)           $  (963)            $    721
 Deferred                                                (762)                120                 405
 Foreign - current                                       1,714                884               1,168
 Deferred                                                   71                393                 405
 State and local                                         (159)              (170)                 127
-----------------------------------------------------------------------------------------------------
                                                      $    506           $    264              $2,826
=====================================================================================================

NOTE 8           INCOME TAXES (CONTINUED)

The components of the income-tax provision were based on the sources of income
(loss) from continuing operations before taxes and minority interest for the years ended December 31 as follows:

                                                          1995                1994               1993
 ----------------------------------------------------------------------------------------------------
 United States                                        $(5,865)            $(2,433)           $  4,905
 Foreign                                                 8,985               6,132              9,634
 ----------------------------------------------------------------------------------------------------
                                                      $  3,120            $  3,699            $14,539
 ====================================================================================================


The components of the current, net deferred, tax asset at December 31, 1995, and 1994, were as follows:

                                                                             1995               1994
 ---------------------------------------------------------------------------------------------------
 Accelerated depreciation                                                $    223             $   94
 Vacation pay and accrued compensation                                      1,035                248
 Reserves                                                                     633                761
 NOL, capital loss, R and D credit carryovers                               4,977                ---
 Other                                                                        503              (293)
                                                                            7,371                810
 ---------------------------------------------------------------------------------------------------
 Valuation reserve                                                        (4,545)                ---
 ---------------------------------------------------------------------------------------------------
                                                                         $  2,826             $  810
 ===================================================================================================


The valuation reserve relates primarily to the Promptus net-deferred tax assets of $3,900, which are fully reserved as of December 31, 1995. Tax carryforwards related to Promptus consist principally of $2,768 of net operating losses that currently expire in 2005 through 2010. The net operating loss carryforward may be utilized to offset only taxable income generated by Promptus and is subject to an annual limitation. The Company's management has determined that the Promptus deferred tax assets, or a portion thereof, will not be realized until Promptus generates taxable income. In the fourth quarter of 1995, the Company recorded a deferred tax asset of approximately $1,900 for the estimated capital loss associated with the sale of Esco, of which $400 is reserved as of December 31, 1995.

NOTE 8           INCOME TAXES (CONTINUED)

The component of the non-current, deferred, income tax liability at December 31, 1995, and 1994, is as follows:

                                                                        1995                     1994
-----------------------------------------------------------------------------------------------------
 Accelerated depreciation on foreign assets                           $1,156                   $1,085
=====================================================================================================


A reconciliation for continuing operations from the federal income tax provision at the statutory rate to the effective rate for the years ended December 31 is as follows:

                                                         1995                1994               1993
----------------------------------------------------------------------------------------------------
 Statutory federal tax on income before                $1,061              $1,211             $4,663
 income taxes and minority interest
 Utilization of foreign operating loss                    ---                 ---               (54)
 carryforwards
 Effect of foreign losses with no tax                     ---                (82)                 98
 benefit
 State income taxes, net of federal                     (191)               (154)                234
 benefit
 Differences between U.S. and foreign tax             (1,050)               (771)            (1,747)
 rates
 Unavailable NOL                                          658                 ---                ---
 Nondeductible expenses                                    28                 141              (214)
 Other                                                    ---                (81)              (154)
----------------------------------------------------------------------------------------------------
                                                     $    506            $    264             $2,826
====================================================================================================


Income tax provision is not recorded for U.S. Federal income taxes on the undistributed earnings of foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. Accumulated, undistributed earnings of foreign subsidiaries on which U.S. taxes have not been provided are approximately $45,600, which would result in a related tax liability of approximately $9,800 if such earnings were repatriated.

NOTE 9           COMMITMENTS AND CONTINGENCIES

The Company leases machinery and equipment, computer equipment, and office furniture and conducts certain operations in leased facilities, which expire on various dates through 2000. Under the terms of most of the leases, the Company is required to pay all taxes, insurance, and maintenance. The total future, minimum, annual lease payments under the operating lease agreements are as follows:

NOTE 9           COMMITMENTS AND CONTINGENCIES (CONTINUED)

Year Ended December 31,
             1996                                                                                                    $3,694
             1997                                                                                                     2,426
             1998                                                                                                       595
             1999                                                                                                       408
             2000                                                                                                       106
            Thereafter                                                                                                  ---
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                     $7,229
===========================================================================================================================


Rental expense amounted to $3,614, $3,852, and $2,983 in 1995, 1994, and 1993,
respectively.

Litigation - In December 1995, a class-action lawsuit was filed in the United States District Court, Southern District of California, against the Company and certain of its officers and directors alleging violations of the Securities Exchange Act of 1934. Specifically, the complaint asserts, among other claims, that the Company artificially inflated the value of its stock by making false and misleading statements about expected financial results. The plaintiffs seek an unspecified amount of damages based upon the decrease in market value of the Company's stock. The Company has filed its initial response to the complaint and intends to defend this action vigorously. Based upon its present understanding of the facts, the Company believes it has meritorious defenses to the claims alleged. Because the outcome of the claims are uncertain at this time, no provision for any liability that may result upon adjudication has been made in the accompanying consolidated financial statements.

The Company is involved in various legal proceedings and claims arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material affect on the Company's consolidated financial position.

Contingent Purchase of the Promptus Minority Interest - Concurrent with the Promptus acquisition, the Company and the minority shareholders of Promptus entered into an agreement to govern the contingent purchase of the remaining 29% of the outstanding capital stock of Promptus. Under the agreement, beginning in January 1997 and each year thereafter through January 1999, the minority shareholders of Promptus have the right, but not the obligation, to require the Company to acquire the remaining shares in predefined percentage increments; and the Company has the right, but not the obligation, to purchase the remaining shares. The price to be paid is based upon a predetermined formula using a combination of forecasted and actual results of Promptus for the period January 1, 1997, through December 31, 1999. The percentage increment established for the first mutual put/call option in January 1997 may not exceed 30% of the minority shares. In management's opinion, there is no assurance that the minority shareholders will exercise their rights nor is it presently possible to assess the probability of whether the Company will purchase the minority shares. In addition, due to the determinants involved in establishing a price for the minority shares, it is not presently possible to estimate the price at which such shares might be purchased. Accordingly, no accounting recognition has been provided for this contingency in the accompanying consolidated financial statements.

NOTE 10  STOCKHOLDERS' EQUITY

Preferred Stock - The Preferred Stock is convertible at the discretion of the holder, at a rate of 234.314 shares of Common Stock per share of Preferred Stock, into 1,900,287 shares of the Company's Common Stock. Dividends accrue at the rate of $35.00 per share, per year and are payable quarterly. The preferred shares have a liquidation preference of $1,000 per share and a par value of $1.00 per share.

Common Stock - In connection with the Company's acquisition of approximately 71% of Promptus in January 1995, the Company completed a secondary public offering of 650,000 common shares (of which 250,000 were from Treasury Stock) for proceeds of approximately $9.7 million (net of issuance costs).

Stock Option Plans - The Company has stock option plans that provide for the granting of either incentive stock options or non- qualified stock options to key employees and non-employee members of the Company's Board of Directors. All current outstanding options are non-qualified stock options. The options granted under these plans are to purchase Common Stock at not less than fair-market value at the date of grant. Employee options are generally exercisable one year from date of grant in cumulative annual installments of 25 percent, while non-employee director options are exercisable in full at the date of grant. The options have terms of six to ten years. The following table summarizes stock option activity:

                                                         Shares                    Price Range
--------------------------------------------------------------------------------------------------
 Balance at December 31, 1994                            892,050            $2.125   to     $35.00
 Granted                                                 257,000            $14.50   to     $22.25
 Exercised                                             (114,125)            $2.125   to     $15.75
 Forfeitures                                           (224,675)            $3.125   to     $35.00
--------------------------------------------------------------------------------------------------
 Balance at December 31, 1995                            810,250            $11.50   to     $35.00
--------------------------------------------------------------------------------------------------
 Exercisable at December 31, 1995                        349,125            $11.50   to     $35.00
==================================================================================================

The average price of all options outstanding at December 31, 1995, is $20.58 per share; the outstanding options expire at various dates through December 2005. At December 31, 1995, there were 274,050 shares available for future grant under all plans.

NOTE 11  EMPLOYEE BENEFIT PLANS

The Company has a domestic, defined contribution plan that qualifies as a cash or deferred profit sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code available to substantially all domestic employees. Under the plan, participating employees may defer between 1% to 15% of their pre-tax compensation. The Company contributes fifty cents for each dollar contributed by the employee, with a maximum contribution of 6% of the employee's defined compensation. In addition, the plan provides for an employer, profit-sharing contribution in such amounts as the Board of Directors may annually determine. The Company also has similar plans for foreign employees, governed by the laws of the country in which they are established. These foreign plans generally include a salary deferral element and Company matching contribution. Company contributions under all plans in the aggregate were $398, $363, and $127 in 1995, 1994, and 1993, respectively. There were no amounts paid relating to the employer, profit-sharing provision during 1995, 1994, and 1993.

The Company had no other programs that required payment by the Company of post-retirement benefits to current or retired employees.

NOTE 12  SEGMENT INFORMATION AND MAJOR CUSTOMERS

In 1995, two customers, when combined, represented approximately 30% of the Company's sales or approximately 16% and 14%, individually. In 1994, one customer represented approximately 22% of the Company's sales; and in 1993 two customers represented approximately 30% of the total Company's sales or approximately 17% and 13%, individually.

Export sales amounted to $7,385, $6,751, and $4,425 in 1995, 1994, and 1993,
respectively, principally to countries in the Pacific Rim, Europe, and Puerto Rico.

The Company operates in one industry segment through its principal operations - Valor and Promptus. Valor is a manufacturer and distributor of magnetic-based components, integrated modules, and subsystems for signal processing and power-management functions in networking and internetworking products.
Promptus is a developer, manufacturer, and marketer of high-speed, digital network-access products. Valor Products are used principally in data communications industry by OEM's for local area networks and wide area networks. Promptus Products are used principally in the videoconferencing industry by OEM's and telecom equipment providers for corporate customers utilizing ISDN services.

Valor operates predominately in the United States, the People's Republic of China, Hong Kong, Germany, and the Philippines while Promptus operates in the United States and the United Kingdom. Transfers between geographic areas primarily represent intercompany export sales between the related companies.
In computing income from continuing operations before income taxes and minority interest, no allocations of general corporate expenses have been made. Identifiable assets include those assets directly identified to those operations in each geographical area. The United States' assets consist of operating assets and goodwill.

GEOGRAPHIC SEGMENTS   (dollars in thousands)

                                                                                                   Adjustments
                                                                                                       and
                                                           United       Pacific        Europe     Eliminations    Consolidated
                                                           States         Rim
------------------------------------------------------------------------------------------------------------------------------
            Year ended December 31, 1995
            Sales to unaffiliated customers                  $80,984      $33,373       $14,792            $---       $129,149
            Transfers between geographic segments                (2)       67,846           ---        (67,844)            ---
                                                                 ---       ------           ---        --------            ---
            Total sales                                      $80,982     $101,219       $14,792       $(67,844)       $129,149
                                                             =======     ========       =======       =========       ========
            Income (loss) before income taxes and           $(5,865)       $7,951        $1,034            $---         $3,120
                                                            ========       ======        ======            ====         ======
            minority interest
            Identifiable assets                              $69,473      $48,522        $2,813            $---       $120,808
==============================================================================================================================
            Year ended December 31, 1994
            Sales to unaffiliated customers                  $72,262      $16,051       $14,926            $---       $103,239
            Transfers between geographic segments             11,654       75,473           ---        (87,127)            ---
                                                              ------       ------           ---        --------            ---
            Total sales                                      $83,916      $91,524       $14,926       $(87,127)       $103,239
                                                             =======      =======       =======       =========       ========
            Income (loss) before income taxes and           $(2,433)       $4,728        $1,404            $---         $3,699
                                                            ========       ======        ======            ====         ======
            minority interest
            Identifiable assets                              $60,218      $35,956        $3,774            $---        $99,948
==============================================================================================================================
            Year ended December 31, 1993
            Sales to unaffiliated customers                  $66,643      $14,205        $7,727            $---        $88,575
            Transfers between geographic segments             20,835       54,102           ---        (74,937)            ---
                                                              ------       ------           ---        --------            ---
            Total sales                                      $87,478      $68,307        $7,727       $(74,937)        $88,575
                                                             =======      =======        ======       =========        =======
            Income before income taxes and minority           $4,905       $9,443          $191            $---        $14,539
                                                              ======       ======          ====            ====        =======
            interest
                                                             $67,160      $20,920        $1,568            $---        $89,648
==============================================================================================================================



NOTE 13  SUBSEQUENT EVENT - BUSINESS DISPOSAL

In February 1996, the Company completed the divestiture of Esco for approximately $4.1 million. The Company received $2.2 million in cash at the closing and a $1.9 million promissory note due in equal installments over six years. Under terms of the purchase agreement, the purchase price is subject to adjustment based on the closing financial statements of Esco, as defined in the purchase agreement. The net assets of discontinued operations of $3,623 as of December 31, 1995, represents management's best estimate of the ultimate amounts expected to be realized.

NOTE 14  QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company's condensed quarterly results from operations for the years ended December 31, 1995,and 1994, are as follows:

 1995                                                 First        Second       Third      Fourth
                                                    Quarter       Quarter      Quarter    Quarter(1)       Total
-----------------------------------------------------------------------------------------------------------------
 Sales                                              $27,015       $33,020      $35,308       $33,806     $129,149
-----------------------------------------------------------------------------------------------------------------
 Gross profit                                         8,029        10,681       11,712         8,978       39,400
-----------------------------------------------------------------------------------------------------------------
 Income (loss) from continuing operations
 before income taxes and minority interest            (350)         1,832        2,975       (1,337)        3,120
 Provision (benefit) for income taxes                  (81)           367          591         (371)          506
 Minority interest (income) in subsidiary              (47)          (42)         (66)         (321)         (476)
-----------------------------------------------------------------------------------------------------------------
 Income (loss) from continuing operations             (222)         1,507        2,450         (645)        3,090
 Income (loss) from discontinued operations,
 net of income taxes                                    413           470          397         (424)          856
 Loss on disposal of discontinued
 operations, net of income taxes                        ---           ---          ---       (2,000)       (2,000)
-----------------------------------------------------------------------------------------------------------------
 Net income (loss)                                     $191        $1,977       $2,847      $(3,069)       $1,946
=================================================================================================================
 Net income (loss) per share--primary and
 fully diluted:
 Income (loss) from continuing operations           $(0.02)         $0.14        $0.22       $(0.06)        $0.28
 Income (loss) from discontinued operations            0.04          0.04         0.04        (0.04)         0.08
 Loss on disposal of discontinued operations            ---           ---          ---        (0.18)        (0.18)
-----------------------------------------------------------------------------------------------------------------
 Net income (loss)                                    $0.02         $0.18        $0.26       $(0.28)        $0.18
=================================================================================================================

              1994                                                    First       Second       Third      Fourth
                                                                     Quarter     Quarter      Quarter    Quarter(1)       Total
              ------------------------------------------------------------------------------------------------------------------
              Sales                                                  $21,321     $24,728      $27,216       $29,974     $103,239
              ------------------------------------------------------------------------------------------------------------------
              Gross profit                                             7,164       6,466        7,947         5,540       27,117
              ------------------------------------------------------------------------------------------------------------------
              Income (loss) from continuing operations before
              income taxes and minority interest                       1,369       1,031        1,982         (683)        3,699
              Provision (benefit) for income taxes                       282         163          408         (589)          264
              Minority interest in subsidiary                             49          36           50             1          136
              ------------------------------------------------------------------------------------------------------------------
              Income (loss) from continuing operations                 1,038         832        1,524          (95)        3,299
              ------------------------------------------------------------------------------------------------------------------
              Income from discontinued operations, net of
              income taxes                                               263         618          469           612        1,962
              ------------------------------------------------------------------------------------------------------------------
              Net income                                              $1,301      $1,450       $1,993          $517       $5,261
              ==================================================================================================================
              Net income (loss) per share -- primary and fully
              diluted:
              Income (loss) from continuing operations                 $0.10       $0.08        $0.15       $(0.01)        $0.32
              Income from discontinued operations                       0.03        0.06         0.05          0.06         0.20
              ------------------------------------------------------------------------------------------------------------------
              Net income                                               $0.13       $0.14        $0.20         $0.05        $0.52
              ==================================================================================================================


________________________

(1) Based upon management's periodic review of the assumptions used in determining the estimated gain or loss from the disposals of the E-Group and Esco, during the fourth quarter of 1995, the Company recorded a provision of $2.0 million, net of income taxes, for the combined loss on disposal of both discontinued businesses in the fourth quarter of 1995. This change in the previously reported, estimated, combined gain on disposal of discontinued operations resulted from a reduction of the expected selling price for Esco and a revision in the estimated income tax provision from the disposal of both discontinued businesses. Management's current estimate indicates that total sale proceeds from the Segments' disposal will approximate the net assets of discontinued operations as of December 31, 1995. Esco did not incur operating losses during the remaining Divestiture Period.

      The 1994 fourth quarter reflects increased manufacturing costs due to rapid expansion of production capacity to meet market demand for networking products.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To the Stockholders and Board of Directors, GTI Corporation:

      We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 14, 1996. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                           ARTHUR ANDERSEN LLP


San Diego, California,
February 14, 1996

                                GTI CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)


                                                               Additions
                                                       -------------------------
                                       Balance at      Charged to                                         Balance
                                      Beginning of      Costs and                                          at end
                  Description            Period         Expenses       Other (A)      Deductions (B)      of Year
                  -----------            ------         --------       ---------      --------------      -------
             Allowance for
             doubtful accounts

             Year Ended December
             31, 1995                     $143              $90          $102               $38            $297

             Year Ended December
             31, 1994                     $131              $12          $---              $---            $143

             Year Ended December
             31, 1993                     $439            $(253)         $---               $55            $131


________________

(A) Amount represents Promptus's allowance for doubtful accounts balance on the acquisition date.

(B)   Amount represents accounts written off.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     GTI CORPORATION  (Registrant)


                 By: Albert J. Hugo-Martinez
                    --------------------------------        March 28, 1996
                     Albert J. Hugo-Martinez
                     President and
                     Chief Executive Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Timothy M. Curtis                              Director                                  March 28, 1996
--------------------------------------
Timothy M. Curtis

Edmund B. Fitzgerald                           Director                                  March 28, 1996
------------------------------
Edmund B. Fitzgerald

Andre R. Horn                                  Director                                  March 28, 1996
--------------------------------------
Andre R. Horn

Henry N. Huta                                  Director                                  March 28, 1996
--------------------------------------
Henry N. Huta

Albert J. Hugo-Martinez                        President                                 March 28, 1996
--------------------------------------         Chief Executive
Albert J. Hugo-Martinez                        Officer and Director
                                               (Principal Executive Officer)


Kenneth E. Maud                                Chairman of the                           March 28, 1996
--------------------------------------
Kenneth E. Maud                                Board and Director

Jesse Rifkind                                  Director                                  March 28, 1996
--------------------------------------
Jesse Rifkind

Robert E. Venter                               Director                                  March 28, 1996
--------------------------------------
Robert E. Venter

Douglas J. Downs                               Vice President -                          March 28, 1996
--------------------------------------         Finance and Chief
Douglas J. Downs                               Financial Officer
                                               (Principal Financial
                                               and Accounting Officer)


                                 EXHIBIT INDEX

         The following Exhibits to this report are filed herewith, or if marked with an asterisk (*), are incorporated herein by reference. Each management contract or compensatory plan or arrangement has been marked with the letter "C" to identify it as such.


                                                                   Management
                                                                  Contract or                  Prior Filing or
 Exhibit                                                          Compensatory                 Sequential Page
 Number                      Description                       Plan or Arrangement              Number Herein
 ------                      -----------                       -------------------              -------------
 3.1        *Certificate of Incorporation of GTI                                       Exhibit 3.01 to Form 8-B filed
            Corporation                                                                with the Commission on July 11,
                                                                                       1987**

 3.2        *Certificate of Merger of GTI Corporation into                             Exhibit 3.02 to Form 8-B filed
            GTI Delaware, Inc., as filed with Delaware                                 with the Commission on July 11,
            Secretary of State                                                         1987**

 3.3        *Articles of Merger of GTI Corporation into GTI                            Exhibit 3.03 to Form 8-B filed
            Delaware, Inc., as filed with Rhode Island                                 with the Commission July 11,
            Secretary of State                                                         1987**

 3.4        *Certificate of Designation of the $35.00                                  Exhibit 4.01 to Report on Form
            Cumulative Convertible Preferred Stock By-Laws                             8-K dated November 2, 1988**
            of GTI Corporation, as amended

 3.5        *By-Laws of GTI Corporation, as amended as of                              Exhibit 3.5 to Annual Report on
            February 26, 1992                                                          Form 10-K for year ended
                                                                                       December 31, 1991**

 4.1        *Credit Agreement and Note dated as of December                            Exhibit 4.1 to Annual Report on
            1, 1992, between GTI Corporation and Union Bank                            Form 10-K for year ended
                                                                                       December 31, 1991**

 4.2        *First Amendment to Credit Agreement and Note                              Exhibit 99.02 to Amendment No. 1
            between GTI Corporation and Union Bank dated                               to Registration Statement on
            May 7, 1993                                                                Form S-3 (No. 33-65086) filed on
                                                                                       July 16, 1993

 4.3        *Second Amendment to Credit Agreement and Note                             Exhibit 99.03 to Amendment No. 1
            between the Company and Union Bank dated July                              to Registration Statement on
            15, 1993                                                                   Form S-3 (No. 33-65086) filed on
                                                                                       July 16, 1993

 4.4        *Third Amendment to Credit Agreement and Note                              Exhibit 4.4 to Annual Report on
            dated as of March 24, 1994                                                 Form 10-K for year ended
                                                                                       December 31, 1993**

10. 1       *GTI Corporation 1980 Employees Stock Option                C              Exhibit 4.4 to Annual Report on
            Plan                                                                       Form 10-K for year ended
                                                                                       December 31, 1993**

10.2        *Amendments to 1980 Employees Stock Option Plan             C              Exhibit 10.1 to Post-Effective
            adopted May 8, 1981                                                        Amendment No. 1 to Form S-8
                                                                                       Registration Statement (No.
                                                                                       2-68202) filed on May 12, 1981

                                                                 Management
                                                                Contract or                  Prior Filing or
Exhibit                                                         Compensatory                 Sequential Page
Number                      Description                      Plan or Arrangement              Number Herein
------                      -----------                      -------------------              -------------
10.3       *Amendments to 1980 Employees Stock Option Plan             C              Exhibit 4.03 to Post-Effective
           dated June 4, 1987                                                         Amendment No. 2 to Form S-8
                                                                                      Registration Statement (No.
                                                                                      2-68202) filed on July 1, 1987

10.4       *Amendment to 1980 Employees Stock Option Plan              C              Exhibit 4.03 to Post-Effective
           dated December 13, 1989                                                    Amendment No. 3 to Form S-8
                                                                                      Registration Statement (No.
                                                                                      2-68202) filed on May 7, 1990

10.5       *Amendment to 1980 Employees Stock Option Plan              C              Exhibit 10.5 to Annual Report on
           dated February 9, 1994                                                     Form 10-K for the year ended
                                                                                      December, 31, 1993**

10.6       *GTI Corporation 1982 Employees Stock Option                C              Exhibit 10.5 to Annual Report on
           Plan                                                                       Form 10-K for the year ended
                                                                                      December, 31, 1992**

10.7       *Amendments to 1982 Employees Stock Option Plan             C              Exhibit 5.01 to Post-Effective
           adopted June 4, 1987                                                       Amendment No. 1 to Form S-8
                                                                                      Registration Statement (No.
                                                                                      2-86797) filed on July 1, 1987

10.8       *Amendment to 1982 Employees Stock Option Plan              C              Exhibit 4.03 to Post-Effective
           adopted May 3, 1990                                                        Amendment No. 2 to Form S-8
                                                                                      Registration Statement (No.
                                                                                      2-86797) filed on May 7, 1990

10.9       *Amendment to 1982 Employees Stock Option Plan              C              Exhibit 10.9 to Annual Report on
           dated February 9, 1994                                                     Form 10-K for the year ended
                                                                                      December, 31, 1993**

10.10      *GTI Corporation 1985 Sock Option Plan for Non-             C              Exhibit A to definitive Proxy
           Employee Directors                                                         Statement dated March 28, 1986

10.11      *Amendment to GTI Corporation 1985 Stock Option             C              Exhibit 10.11 to Annual Report
           Plan for Non-Employee Directors                                            on Form 10-K for year ended
                                                                                      December 31, 1993**

10.12      *GTI Corporation Stock Incentive Plan (1989)                C              Exhibit 4.01 to Form S-8
                                                                                      Registration Statement (No.
                                                                                      33-34667) filed May 7, 1990

10.13      *Amendment to GTI Corporation Stock Incentive               C              Exhibit 10.10 to Annual Report
           Plan (1989)                                                                on Form 10-K for year ended
                                                                                      December 31, 1991**

10.14      *Amendments to GTI Corporation Stock Incentive              C              Exhibit 10.14 to Annual Report
           Plan (1989)                                                                on Form 10-K for year ended
                                                                                      December 31, 1993**

10.15      *GTI Corporation 1989 Stock Option Plan for                 C              Exhibit 4.01 to Form S-8
           Non-Employee Directors                                                     Registration Statement (No.
                                                                                      33-34668) filed May 7, 1990

                                                                             Management
                                                                            Contract or                  Prior Filing or
           Exhibit                                                          Compensatory                 Sequential Page
           Number                      Description                      Plan or Arrangement               Number Herein
           ------                      -----------                      -------------------               -------------
          10.16      *Amended and Restated Cash of Deferred Profit               C              Exhibit 10.13 to Annual Report
                     Sharing plan For Employees of GTI Corporation                              on Form 10-K for year ended
                     and its Affiliates                                                         December 31, 1991**

          10.17      *Guarantee of GTI Corporation dated September                              Exhibit 10.13 to Annual Report
                     24, 1982, for the obligations of GTI-Ireland,                              on Form 10-K for year ended
                     Ltd.                                                                       December 31, 1992**

          10.18      *Guarantee of GTI Corporation dated July 10,                               Exhibit 10.14 to Annual Report
                     1982, to Allied Irish Banks Ltd. In relation to                            on Form 10-K for year ended
                     leasing of machinery and equipment by GTI-                                 December 31, 1992**
                     Ireland Ltd.

          10.19      *Allied Irish Banks Ltd. And GTI-Ireland Ltd.                              Exhibit 10.15 to Annual Report
                     master agreement dated July 10, 1982, in                                   on Form 10-K for year ended
                     relation to leasing future equipment and                                   December 31, 1992**
                     machinery

          10.20      *Agreement dated October 12, 1982, among                                   Exhibit 10.16 to Annual Report
                     GTI-Ireland Ltd., GTI Corporation, and the                                 on Form 10-K for year ended
                     Industrial Development Authority (of Ireland)                              December 31, 1992**

          10.21      *Employment Agreement dated April 13, 1989,                 C              Exhibit 10.15 to Annual Report
                     between GTI Corporation and Gary L. Luick                                  on Form 10-K for year ended
                                                                                                December 31, 1989**

          10.22      *Letter Agreement dated May 12, 1990, between               C              Exhibit 10.18 to Annual Report
                     GTI Corporation and Jack VanderKnyff                                       on Form 10-K for year ended
                                                                                                December 31, 1992**

          10.23      *Employment Agreement dated March 9, 1992,                  C              Exhibit 10.19 to Annual Report
                     between GTI Corporation and R. Bert McClung                                on Form 10-K for year ended
                                                                                                December 31, 1992**

          10.24      *Indemnification Agreement dated June 23, 1987,                            Exhibit 10.20 to Form 8-B filed
                     between GTI Corporation and John C. Brittain                               with the Commission on July 11,
                                                                                                1987**

          10.25      *Indemnification Agreement dated May 5, 1989,                              Exhibit 10.24 to Annual Report
                     between GTI Corporation and Gary L. Luick                                  on Form 10-K for year ended
                                                                                                December 31, 1989**

          10.26      *Indemnification Agreement dated August 27,                                Exhibit 19.5 to Report on Form
                     1990, between GTI Corporation and Douglas J.                               10-Q for quarter ended September
                     Downs.                                                                     30, 1990**

          10.27      *Indemnification Agreement dated August 27,                                Exhibit 10.24 to Annual Report
                     1991, between GTI Corporation and Andre R. Horn                            on Form 10-K for year ended
                                                                                                December 31, 1992**

          10.28      *Indemnification Agreement dated February 26,                              Exhibit 10.26 to Annual Report
                     1992, between GTI Corporation and Arthur S.                                on Form 10-K for year ended
                     Walsh                                                                      December 31, 1992**

                                                                  Management
                                                                 Contract or                 Prior Filing or
Exhibit                                                          Compensatory                Sequential Page
Number                      Description                       Plan or Arrangement             Number Herein
------                      -----------                       -------------------             -------------
10.29      *Indemnification Agreement dated May 26, 1992,                             Exhibit 10.27 to Annual Report
           between GTI Corporation and Henry N. Huta                                  on Form 10-K for year ended
                                                                                      December 31, 1992**

10.30      *Indemnification Agreement dated May 12, 1993,                             Exhibit 10.30 to Annual Report
           between GTI Corporation and Jesse Rifkind                                  on Form 10-K for year ended
                                                                                      December 31, 1993**

10.31      *Indemnification Agreement dated May 12, 1993,                             Exhibit 10.31 to Annual Report
           between GTI Corporation and Edmund B.                                      on Form 10-K for year ended
           Fitzgerald                                                                 December 31, 1993**

10.32      *Indemnification Agreement dated May 12, 1993,                             Exhibit 10.32 to Annual Report
           between GTI Corporation and Robert E. Venter                               on Form 10-K for year ended
                                                                                      December 31, 1993**

10.33      *Indemnification Agreement dated February 9,                               Exhibit 10.33 to Annual Report
           1994, between GTI Corporation and Timothy M.                               on Form 10-K for year ended
           Curtis                                                                     December 31, 1993**

10.34      *Indemnification Agreement dated May 3, 1991,                              Exhibit 10.34 to Annual Report
           between GTI Corporation and Jack VanderKnyff                               on Form 10-K for year ended
                                                                                      December 31, 1993**

10.35      *Indemnification Agreement dated May 15, 1992,                             Exhibit 10.35 to Annual Report
           between GTI Corporation and R. Bert McClung                                on Form 10-K for year ended
                                                                                      December 31, 1993**

10.36      *Indemnification Agreement dated August 1993                               Exhibit 10.36 to Annual Report
           between GTI Corporation and Donald J. Moore                                on Form 10-K for year ended
                                                                                      December 31, 1993**

10.37      *GTI Corporation Stock Option Agreement                     C              Exhibit 10.25 to Annual Report
           (Nonstatutory Stock Options) dated as of May 5,                            on Form 10-K for year ended
           1989, between GTI Corporation and Gary L. Luick                            December 31, 1989**
           (1980 Plan)

10.38      *GTI Corporation Stock Option Agreement                     C              Exhibit 10.26 to Annual Report
           (Nonstatutory Stock Options) dated as of May 5,                            on Form 10-K for year ended
           1989, between GTI Corporation and Gary L. Luick                            December 31, 1989**
           (1982 Plan)

10.39      *Management Shares Agreement dated as of June               C              Exhibit 2.02 to Report on Form
           29, 1990, among GTI Corporation, Valor                                     8-K dated September 12, 1990
           Electronics, Inc., and the Shareholders named
           therein

10.40      *Letter Agreement dated June 22, 1993, relating                            Exhibit 99.01 to Registration
           to purchase of Valor minority shares                                       Statement on Form S-3 (No.
                                                                                      33-65086) filed on June 25, 1993

10.41      *Letter Agreement dated September 2, 1993,                  C              Exhibit 10.41 to Annual Report
           between GTI Corporation and John C. Brittain                               on Form 10-K for year ended
                                                                                      December 31, 1993**

                                                                  Management
                                                                 Contract or                  Prior Filing or
Exhibit                                                          Compensatory                 Sequential Page
Number                      Description                       Plan or Arrangement              Number Herein
------                      -----------                       -------------------              -------------
10.42      *GTI Corporation Key Executive Long-Term                    C              Exhibit 10.42 to Annual Report
           Incentive Plan and Trust Agreement                                         on Form 10-K for year ended
                                                                                      December 31, 1993**

10.43      *Amendment to GTI Corporation 1989 Stock                    C              Exhibit 10.14 to Annual Report
           Incentive Plan                                                             on Form 10-K for year ended
                                                                                      December 31, 1993**

10.44      *Placement Agency Agreement dated January 5,                               Exhibit 1.1 Report on Form 8-K
           1995, between the Company and Needham &                                    dated January 6, 1995
           Company, Inc., as Agent, including Subscription
           Form and Escrow Agreement

10.45      *Consent and Fifth Amendment to Credit                                     Exhibit 99.1 to Report on Form
           Agreement and Note between the Company and                                 8-K dated January 6, 1995
           Union Bank dated as of November 30, 1994

10.46      *Merger Agreement dated as of October 15, 1994,                            Exhibit 2.1 to Report on Form
           among the Company, GTI Acquisition Corp.,                                  8-K dated January 6, 1995
           Promptus, and certain shareholders of Promptus

10.47      *Amendment dated as of January 6, 1995, to                                 Exhibit 2.2 to Report on Form
           Merger Agreement dated as of October 15, 1994,                             8-K dated January 6, 1995
           among the Company, GTI Acquisition Corp.,
           Promptus, and certain shareholders of Promptus

10.48      *Management Shares Agreement dated January 5,               C              Exhibit 10.48 to Annual Report
           1995, between the Company, Promptus                                        on Form 10-K for year ended
           Communications, Inc., and the Shareholders                                 December 31, 1994
           named therein

10.49      *Indemnification Agreement dated October 12,                               Exhibit 10.49 to Annual Report
           1994, between GTI Corporation and Richard C.                               on Form 10-K for year ended
           Barron                                                                     December 31, 1994

10.50      *Indemnification Agreement dated February 15,                              Exhibit 10.50 to Annual Report
           1995, between GTI Corporation and Kirk M.                                  on Form 10-K for year ended
           D'Orazio                                                                   December 31, 1994

10.51      *Indemnification Agreement dated February 15,                              Exhibit 10.51 to Annual Report
           1995, between GTI Corporation and Aurelio Lucci                            on Form 10-K for year ended
                                                                                      December 31, 1994

10.52      *Amendment to Employment Agreement dated March              C              Exhibit 10.52 to Annual Report
           29, 1995, between GTI Corporation and Gary L.                              on Form 10-K for year ended
           Luick                                                                      December 31, 1994

10.53      Stock Purchase Agreement dated February 15,                                Exhibit 99.1 to Current Report
           1996, by and among GTI Corporation and                                     on Form 8-K, as amended, dated
           Insulectro                                                                 December 21, 1995

                                                                  Management
                                                                 Contract or                  Prior Filing or
Exhibit                                                          Compensatory                 Sequential Page
Number                      Description                       Plan or Arrangement              Number Herein
------                      -----------                       -------------------              -------------
10.54      Asset Purchase Agreement dated December 16,                                Exhibit 99.1 to Current Report
           1995, by and among GTI Corporation and                                     on Form 8-K, as amended, dated
           Component InterTechnologies, Inc.                                          December 21, 1995

10.55 Consent and Sixth Amendment to Credit Agreement and Note between the Company and Union Bank dated June 29, 1995

10.56      Consent and Seventh Amendment to Credit
           Agreement and Note between the Company and Union Bank dated December 19, 1995

10.57      Consent and Eighth Amendment to Credit
           Agreement and Note between the Company and Union Bank dated February 15, 1996

10.58 Indemnification Agreement dated May 10, 1995, between GTI Corporation and Kenneth E. Maud

10.59      Employment Agreement effective March 13, 1996,              C
           between GTI Corporation and Albert J. Hugo-
           Martinez

11.1       Calculations of Income Per Share

21.1       List of Subsidiaries of the Registrant

23.1       Consent of Independent Public Accountants

99.1       *Letter Agreement dated August 25, 1992,                                   Exhibit 28.01 to Registration
           between GTI Corporation and Telemetrix PLC, re:                            Statement on Form S-3 (No.
           California tax matter                                                      33-52386) filed September 24, 1992