Form 10-Q
period 1996-03-30
GTI CORP
filed 1996-05-14
CIK 44319

                                                                  CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549




                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended March 30, 1996     Commission File Number  1-4289


                                 GTI CORPORATION


                         Delaware    IRS ID# 05-0278990
                            9715 Business Park Avenue
                        San Diego, California 92131-1642
                             Telephone (619)537-2500

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

As of May 1, 1996, the registrant had only one class of Common Stock, par value $.04 per share, of which there were 8,973,475 shares outstanding.

This report on Form 10Q contains 12 pages.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements


                        GTI CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME -
               (Unaudited) (In thousands, except per share data)


                                                                      For the three months ended
                                                                  ---------------------------------
                                                                      March 30,           March 31,
                                                                        1996                1995
                                                                  ------------          -----------
Sales                                                             $     30,136          $    27,015
Cost of sales                                                           22,592               18,986
Selling, general & administrative expense                                9,880                8,122
                                                                  ------------          -----------

Operating loss                                                          (2,336)                 (93)
Other expense (income), net                                                (34)                 257
                                                                  ------------          -----------

Loss from continuing operations
   before income taxes and minority interest                            (2,302)                (350)
Income tax benefit                                                        (300)                 (81)
Minority interest income                                                  (364)                 (47)
                                                                  ------------          -----------

Loss from continuing operations                                         (1,638)                (222)

Income from discontinued operations,
    net of income taxes                                                     --                  413

                                                                  ============          ===========
Net (loss) income                                                 ($     1,638)         $       191
                                                                  ============          ===========

Loss per share of common stock and
  common stock equivalents:
Continuing operations                                             ($      0.15)        ($      0.02)
Discontinued operations                                                     --                 0.04
                                                                  ============          ===========
                                                                  ($      0.15)         $      0.02
                                                                  ============          ===========

Weighted average number of shares                                   10,892,000           10,753,000
                                                                  ============          ===========




Note: Earnings per share is based upon weighted average number of shares outstanding and all dilutive common stock equivalents, which include stock options and cumulative convertible preferred stock. There were no anti-dilutive common stock equivalents included in the weighted average number of shares outstanding at March 30, 1996.


The accompanying notes are an integral part of these consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS

                                                                   March 30,      December 31,
                                                                     1996            1995
                                                                  ---------       -----------
                                                                 (unaudited)       (audited)
Current assets:
      Cash and cash equivalents                                   $  1,904         $  2,553
      Accounts receivable, net of allowance of $518
         and $297, respectively                                     13,463           22,257
      Inventories                                                   29,377           31,318
      Prepaid expenses and other assets                              5,250            4,036
      Net assets of discontinued operations                           --              3,623
                                                                  --------         --------
            Total current assets                                    49,994           63,787

Property, plant and equipment, net                                  17,445           17,109
Goodwill, less amortization of $4,745 and $4,360,
   respectively, and other assets                                   41,112           39,912
                                                                  --------         --------
                                                                  $108,551         $120,808
                                                                  ========         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short term borrowings                                       $  2,996         $  4,234
      Accounts payable, accrued and other liabilities               15,846           24,776
                                                                  --------         --------
            Total current liabilities                               18,842           29,010

Deferred income taxes and other liabilities                          2,433            2,367
Minority interest in subsidiary                                         72              436

Stockholders' equity:
      Preferred stock, $35.00 cumulative convertible,
      issued and outstanding 8,110 shares                            8,110            8,110
      Common stock, issued 8,973,475 and
      8,973,475 shares, respectively                                   359              359
      Additional paid in capital                                    44,082           44,082
      Retained earnings                                             34,690           36,399
      Cumulative translation adjustments                               (37)              45
                                                                  --------         --------
                                                                    87,204           88,995
                                                                  --------         --------
                                                                  $108,551         $120,808
                                                                  =========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - (Unaudited)
                                 (In thousands)

                                                                             For the three-months ended
                                                                       ----------------------------------------
                                                                           March 30,             March 31,
                                                                             1996                   1995
                                                                       ------------------     -----------------
Cash flows from operating activities:
   Net loss                                                               ($ 1,638)            ($    222)
   Adjustments to reconcile net loss to net cash
     provided (used) by continuing operations:
       Depreciation and amortization                                         1,663                 1,601
       Minority interest in subsidiary                                        (364)                  (47)
       Income from discontinued operations                                      --                   413
   Changes in assets and liabilities:
       Accounts receivable                                                   8,794                 3,392
       Inventories                                                           1,941                (1,103)
       Prepaid expenses and other assets                                      (705)                 (858)
       Accounts payable, accrued liabilities and other liabilities          (9,206)               (6,882)
                                                                           -------              --------
             Net cash provided (used) by continuing operations                 485                (3,706)
   Net cash used by discontinued operations                                   (347)                 (160)
                                                                           -------              --------
             Net cash provided (used) by operating activities                  138                (3,866)
                                                                           -------              --------

Cash flows from investing activities:
   Purchases of property, plant and equipment                               (1,614)               (1,375)
   Capital expenditures of discontinued operations                              --                   (28)
   Proceeds from sale of discontinued business                               2,218                    --
   Business acquisition, net of cash acquired                                   --               (19,031)
                                                                           -------              --------
             Net cash provided (used) by investing activities                  604               (20,434)


Cash flows from financing activities:
   Borrowings on lines of credit, net                                       (1,238)                7,055
   Borrowings on note payable                                                   --                 5,000
   Repayments on note payable                                                   --                  (250)
   Issuance of common stock                                                     --                 9,885
   Preferred cash dividend                                                     (71)                  (71)
                                                                           -------              --------
             Net cash provided (used) by financing activities               (1,309)               21,619
                                                                           -------              --------

Effect of exchange rate on cash                                                (82)                  225
                                                                           -------              --------

Net decrease in cash and cash equivalents                                     (649)               (2,456)

Cash and cash equivalents at beginning of period                             2,553                 4,226
                                                                           -------              --------

Cash and cash equivalents at end of period                                 $ 1,904              $  1,770
                                                                           =======              ========



The accompanying notes are an integral part of these consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

Note 1 - Basis Of Presentation

The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The Company believes that the disclosures contained herein are adequate to make the consolidated financial information not misleading. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The condensed consolidated statements of income for the three months ended March 30, 1996 may not be indicative of the expected results for the year ended December 31, 1996.

The condensed consolidated financial statements include the accounts of GTI Corporation (the "Company"), its wholly-owned subsidiary Valor Electronics, Inc. ("Valor") and its majority-owned subsidiary Promptus Communications, Inc. ("Promptus"). All significant intercompany transactions and account balances are eliminated in consolidation.

Effective January 1, 1996, the Company has changed its quarterly period end dates. The future quarterly period end dates will be the close of business on the thirteenth Saturday of every quarter. The Company's year end will continue to be December 31. Prior period amounts have not been restated due to the immaterial amounts involved.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which provides companies the option to account for employee stock compensation awards based on their estimated fair value at the date of grant resulting in a charge to income in the period the awards are granted or to present pro forma footnote disclosure describing the effect to the Company's net income and net income per share data. The Company has adopted the pro forma footnote disclosure option.

Note 2 - Supplemental Statements of Cash Flows Disclosure

Supplemental cash flow information (unaudited) for the three-months ended March 30, 1996 and March 31, 1995 are summarized as follows:

                                     March 30, 1996          March 31, 1995
                                     --------------          --------------
                                      (Unaudited)              (Unaudited)

Interest paid                            $   64                  $  265
                                         ======                  ======
Income taxes paid                        $2,387                  $1,245
                                         ======                  ======

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

Note 2 - Supplemental Statements of Cash Flows Disclosure (Continued)

                                                     March 30, 1996          March 31, 1995
                                                     --------------          --------------
                                                      (Unaudited)              (Unaudited)
Business acquisition, net of cash acquired:
  Working capital, other than cash acquired               $  -                  $   (644)
  Plant and equipment                                        -                    (1,314)
  Purchase price in excess of the net assets
    acquired                                                 -                   (17,172)
  Other assets                                               -                    (1,183)
  Noncurrent liabilities                                     -                     1,282
                                                          ----                  ---------
     Net cash used to acquire a business                  $  -                  $  19,031
                                                          ====                  =========


Note 3 - Business Disposal

In February 1996, the Company completed the divestiture of Esco, Sales, Inc. and Electronic Supply Corporation (collectively "Esco") for approximately $4.3 million. The Company received approximately $2.2 million in cash at the closing, a $200 receivable due upon the buyer's and seller's mutual agreement of Esco's closing balance sheet, and a $1.9 million promissory note due in equal installments plus interest over six years commencing in August 1996.

Note 4 - Inventories

Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:


                                                     March 30, 1996          December 31, 1995
                                                     --------------          -----------------
                                                      (Unaudited)              (Unaudited)
Raw materials and supplies                             $10,713                  $10,604
Work in process                                          6,796                   10,574
Finished goods                                          11,868                   10,140
                                                       -------                  -------
   Total inventories                                   $29,377                  $31,318
                                                       =======                  =======

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


Note 5 - Contingencies

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

In December 1995, a class-action lawsuit was filed in the United States District Court, Southern District of California, against the Company and certain of its officers and directors alleging violations of the Securities Exchange Act of 1934. Specifically, the complaint asserts, among other claims, that the Company artificially inflated the value of its stock by making false and misleading statements about expected financial results. The plaintiffs seek an unspecified amount of damages based upon the decrease in market value of the Company's stock. The Company has filed its initial response to the complaint and intends to defend this action vigorously. Based upon its present understanding of the facts, the Company believes it has meritorious defenses to the claims alleged. Because of the outcome of the claims are uncertain at this time, no provision for any liability that may result upon adjudication has been made in the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Dollar amounts are expressed in thousands, except per share amounts.

Quarter Ended March 30, 1996:

Results of Operations

For the first quarter ended March 30, 1996, the Company reported sales of $30,136, an increase of 11.6% from $27,015 for the same period ended March 31, 1995, and a decrease of $3,670 or 10.9% compared to the fourth quarter of 1995. The year-over-year increase in sales is primarily attributable to unit demand for Valor LAN magnetics-based components ("Valor Products"). The decrease in sales from the first quarter in 1996 compared to the fourth quarter in 1995 is a result of a reduction in unit shipments of Valor Products. Valor Products sales for the first quarter of 1996 were $26,618, an increase of 10.5% over the same quarter in 1995. Valor Products sales for the first quarter of 1996 decreased approximately 11.3% from the fourth quarter of 1995. Promptus Products sales for the first quarter of 1996 were $3,518, an increase of 20.4% over the same quarter in 1995. The growth in Promptus Products sales is due to increased unit volume across all product lines offset by lower average selling prices principally for Network Systems. Promptus Products sales for the first quarter of 1996 decreased approximately 7.2% from the fourth quarter of 1995. This decrease is a result of decreased unit shipments of Network Access Cards over the sequential quarter. Sales to foreign customers remained strong for the first quarter of 1996, representing 50.3% of total Company sales, compared to 39.3% for the first quarter of 1995. This increase is primarily attributed to a significant increase in sales to Valor Product's European customers as well as a year-to-year decrease in Valor Products domestic United States Sales.

Two Valor Product's OEM customers collectively accounted for 32.2% and 37.6% of consolidated and Valor Product's sales, respectively. Although no single Promptus Product customer accounts for 10% of consolidated revenues, two OEM customers collectively accounted for approximately 45.2% of Promptus Product's revenues for the three-months ended March 30, 1996. The sales percentage from Valor Product's and Promptus Product's OEM customers has historically fluctuated and may continue to vary in future periods. Management believes that future sales concentration to these customers is likely to continue; consequently, such concentration may adversely affect both average selling prices and future sales growth.

Consolidated gross margins as a percent of sales decreased 4.7% basis points for the first quarter ended March 30, 1996 to 25.0%, compared to 29.7% for the same quarterly period in 1995. Gross margins as a percentage of sales for Valor Products were 22.3% and 26.9% respectivly. This decrease in consolidated and Valor Products gross margins as a percentage of sales is attributed to a $760 provision for costs associated to planned process and design engineering changes to existing products and the related impact on affected product inventories (initiated in March 1996), and, to a lessor extent, inefficient recovery of manufactring costs due to lower than expected production volumes in the period.

In addition, promptus Product's gross margin as a percentage of sales decreased approximately 7.2% due to reduced average selling prices of Network System products to one significant OEM customer. Based on Valor Product's current fixed-cost structure, if future volumes manufactured are significantly less than anticipated, the actual cost per unit and gross margins could be materially and adversely affected.

Selling, general and administrative expenses for the first quarter of 1996 were $9,880 or 32.8% of sales, compared to $8,122 or 30.1% of sales for the first quarter of 1995. These expenses increased in percentage and dollar terms principally due to Promptus Product's increased selling, marketing, and engineering infrastructure costs as well as higher Valor Product's selling costs. The Company believes that Promptus Product's selling, general and administrative expense may continue to vary as a percentage of future sales until Promptus Product's generates and sustains a base of sales sufficient to support the current and future level of spending.

Additionally, in April 1996 management initiated actions to reduce worldwide headcount by approximately 140 employees. Due to the employee reduction, the Company anticipates recording a charge to income during the three-months ended June 29, 1996 of approximately $650 or $0.06 per common share.

Other income, net, for the first quarter of 1996 increased $291 from $257 other expense, net, for the same quarter in 1995. The increase in other income during the first quarter of 1996 from the same quarter in 1995 is primarily due to the reduction in interest expense associated with the repayment of a note payable in December 1995 and a significant paydown of bank credit facilities in December 1995 and February 1996. The interest income for the first quarter of 1996 is due to interest income from the Company's average cash balance and interest earned on the notes receivable obtained from the sale of the divested businesses offset by interest expense associated with the Company's average outstanding balance on certain bank credit facilities.

The Company's effective tax rate is lower than the statutory United States rate due to lower tax rates on the earnings of foreign operations and that the Company does not currently benefit from Promptus Product's operating losses. The decrease in the effective rate is due to increased United States statutory based losses in the current quarterly period over the same quarter in the prior year offset by profitability in foreign jurisdictions with lower tax rates than the United States.

The increase in the loss from continuing operations and loss per common share for the first quarter of 1996 of approximately $1,416 and $0.13, respectively, to $1,638 and $0.15, respectively, from the comparable period one year ago, is primarily due to the Valor Products inventory provision of approximately $760 (pre-tax) and an increase in

Promptus Products dilution, net of minority interest income and goodwill amortization of approximately $700 to approximately $1.2 million.

The decrease in income from discontinued operations of $413 is a result of the sale of the electronic components and equipment segment and the electronic supply segment in December 1995 and February 1996, respectively. The electronic supply segment's operations for the first quarter of 1996 were essentially break-even, net of income taxes.

The net income (loss) and income (loss) per common share for the first quarter of 1996 was $(1,638) and $(0.15), respectively from $191 and $0.02, respectively, for the comparable period one year ago.

Backlog at March 30, 1996, was $26.1 million, compared to $29.0 million at March 31, 1995, and $29.0 million at December 31, 1995. Backlog for Valor Products was $25.4 million at March 30, 1996, compared to $23.3 million at March 31, 1995, and $25.8 million at December 31, 1995. Valor Products backlog for the first quarter reflects, in part, longer lead times from certain customers as compared to the backlog at the same period in the prior year. The Company's backlog at the beginning of each quarterly period is not sufficient to achieve anticipated revenues for the quarter. As a result, the Company's sales for any future quarterly period are dependent upon obtaining orders in a quarter for shipment within the same quarter. If these orders do not materialize, this could have an adverse affect on the Company's operating results for that quarterly period. Additionally, the Company's future performance on a quarter-to-quarter basis will be affected by the volume, mix and timing of orders received.

Liquidity and Capital Resources

The Company is currently satisfying its working capital and capital expenditure requirements through internally generated cash from operations and bank borrowings. The ratio of current assets to current liabilities was 2.7 to 1.0 on March 30, 1996, compared to 2.2 to 1.0 on December 31, 1995. Net cash provided by continuing operations for the first three months of 1996 was $485 compared to cash used by continuing operations of $3,706 for the comparable three months in 1995. This increase in cash provided by continuing operations is attributable to the decrease in inventories and accounts receivable offset by an increase in the net loss and a decrease in accounts payable and accrued liabilities. Net cash used by discontinued operations increased $187 to $347 as a result of a decrease in the discontinued businesses net income and an increase in the electronic supply segment's accounts receivable and a decrease in its accrued liabilities.

In the first three-months of 1996, the Company purchased capital equipment approximating $1,614. These expenditures were primarily for Valor Product's production equipment. The Company anticipates that additional capital expenditures of approximately $7.1 million will be made during the balance of 1996, primarily for manufacturing and process engineering equipment for Valor Products.

Management believes that funds on hand, those generated by operations and available through its lines of credit with a domestic bank for approximately $10.0 million and a foreign bank, to provide cash overdraft coverage, for approximately $2.2 million will be sufficient to finance working capital and currently projected capital expenditure requirements at least through the next twelve months. As of March 30, 1996, outstanding borrowings from a domestic bank totaled approximately $2,975 based on an eligible base of approximately $5,186 and approximately $21 from a foreign bank based on an eligible base of $2.2 million. As of April 27, 1996, outstanding borrowings from a domestic bank were approximately $4,575 based on an eligible base of $5,850 and $1,186 and $2.2 million were outstanding and eligible, respectively, from a foreign bank.

Dividends on the Company's 8,110 shares of outstanding $35.00 cumulative convertible preferred stock accrue at an annual rate of $35.00 per share, payable quarterly. In the first three-months ended March 30, 1996, cash dividends approximating $71,000 were paid.

This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. factors that could cause or contribute to such differences include, but are not limited to those discussed in the "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Prospective Information" in the Company's recent Form 10K, including, without limitation, the Company's Products, Competition, Manufacturing and Suppliers, Foreign Operations and Backlog.

                           PART II - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:

                  None.

              (b) Reports on Form 8-K

                  The following reports on Form 8-K were filed during the first quarter of 1996:

                  Report dated January 5, 1996, reporting item 2 a disposal of assets.

                  Report dated January 16, 1996, amending the Form 8-K filed on January 5, 1996 for Exhibit 99

                  Report dated March 5, 1996, amending the Form 8-K filed on January 5, 1996 and January 16, 1996 for item 2 a disposal of assets and item 7 proforma financial statements.

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

                                                  GTI CORPORATION
                                                  ---------------
                                                  (Registrant)


Date:      May 14, 1996
      ------------------------


                                    By:      /s/ Douglas J. Downs
                                            --------------------------------
                                            Douglas J. Downs
                                            Vice President Finance and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)