Form 10-Q
period 1996-06-30
GTI CORP
filed 1996-08-09
CIK 44319

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549




                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the quarterly period ended June 29, 1996       Commission File Number 1-4289



                                 GTI CORPORATION

                         Delaware     IRS ID# 05-0278990
                            9715 Business Park Drive
                           San Diego, California 92131
                             Telephone (619)537-2500





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


As of August 1, 1996, the registrant had only one class of Common Stock, par value $.04 per share, of which there were 8,973,475 shares outstanding.



This report on Form 10-Q contains 14 pages.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                        GTI CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
                      (In thousands, except per share data)


                                                         For the three months ended
                                                         --------------------------
                                                      June 29, 1996      June 30, 1995
                                                      -------------      -------------
Sales                                                 $    27,502        $    33,020
Costs of sales                                             21,560             22,339
Selling, general & administrative expenses                  9,369              8,516
                                                      -----------        -----------

Operating profit (loss)                                    (3,427)             2,165
Other expenses                                                123                333
                                                      -----------        -----------

Income (loss) from continuing operations before
   income taxes and minority interest                      (3,550)             1,832

Provision (benefit) for income taxes                         (650)               367
Minority interest                                            (135)               (42)
                                                      -----------        -----------

Income (loss) from continuing operations                   (2,765)             1,507

Income from discontinued operations, net
   of income taxes                                             --                470
                                                      -----------        -----------

Net income (loss)                                     $    (2,765)       $     1,977
                                                      ===========        ===========

Earnings (losses) per share of common stock and common stock equivalents:

Continuing operations                                 $     (0.25)       $      0.14
Discontinued operations                                        --               0.04
                                                      -----------        -----------
                                                      $     (0.25)       $      0.18
                                                      ===========        ===========

Weighted average number of shares                      10,884,000         10,929,000
                                                      ===========        ===========

Note: Earnings per share is based upon weighted average number of shares outstanding and all dilutive common stock equivalents, which include stock options and cumulative convertible preferred stock.

The accompanying notes are an integral part of these consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
                     (In thousands, except per share data)



                                                          For the six months ended
                                                          ------------------------
                                                      June 29, 1996      June 30, 1995
                                                      -------------      -------------
Sales                                                 $    57,638        $    60,035
Costs of sales                                             44,152             41,325
Selling, general & administrative expenses                 19,249             16,638
                                                      -----------        -----------

Operating profit (loss)                                    (5,763)             2,072
Other expenses                                                 89                590
                                                      -----------        -----------

Income (loss) from continuing operations before
   income taxes and minority interest                      (5,852)             1,482

Provision (benefit) for income taxes                         (950)               286
Minority interest                                            (499)               (89)
                                                      -----------        -----------

Income (loss) from continuing operations                   (4,403)             1,285

Income from discontinued operations, net
   of income taxes                                             --                883
                                                      -----------        -----------

Net income (loss)                                     $    (4,403)       $     2,168
                                                      ===========        ===========

Earnings (losses) per share of common stock and common stock equivalents:

Continuing operations                                 $     (0.40)       $      0.12
Discontinued operations                                        --               0.08
                                                      -----------        -----------
                                                      $     (0.40)       $      0.20
                                                      ===========        ===========

Weighted average number of shares                      10,888,000         10,833,000
                                                      ===========        ===========

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

                        GTI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     Assets

                                                June 29, 1996  December 31, 1995
                                                 (Unaudited)       (Audited)
Current assets:
   Cash and cash equivalents                      $  5,448         $  2,553
   Accounts receivable, net of allowances of
     $559 and $297, respectively                    12,655           22,257
   Inventories                                      24,215           31,318
   Prepaid expenses                                  5,235            4,036
   Net assets of discontinued operations                --            3,623
                                                  --------         --------
         Total current assets                       47,553           63,787

Property, plant and equipment, net                  18,073           17,109
Goodwill, less amortization of $5,129 and
   $4,360, respectively, and other assets           41,555           39,912
                                                  --------         --------

                                                  $107,181         $120,808
                                                  ========         ========

                      Liabilities and Stockholders' Equity
Current liabilities:
   Short term borrowings                          $  5,468         $  4,234
   Accounts payable, accrued liabilities and
     other liabilities                              14,831           24,776
                                                  --------         --------
          Total current liabilities                 20,299           29,010

Other non-current liabilities                        2,479            2,367
Minority interest in subsidiary                         35              436

Stockholders' equity:
   Preferred stock, $35.00 cumulative
     convertible, issued and outstanding
     8,110 shares                                    8,110            8,110
   Common stock, issued and outstanding
     8,973,475 shares                                  359              359
   Additional paid in capital                       44,082           44,082
   Retained earnings                                31,854           36,399
   Cumulative translation adjustments                  (37)              45
                                                  --------         --------
                                                    84,368           88,995
                                                  --------         --------
                                                  $107,181         $120,808
                                                  ========         ========



The accompanying notes are an integral part of these consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
                                 (In thousands)



                                                                     For the six months ended
                                                                   June 29, 1996   June 30, 1995
                                                                   -------------   -------------
Cash flows from operating activities:
  Net income (loss)                                                  $ (4,403)       $  2,168
  Adjustments to reconcile net income (loss) to
     net cash provided (used) by continuing operations
       Depreciation and amortization                                    3,272           2,883
       Minority interest in subsidiary                                   (499)            (89)
       Income from discontinued operations                                 --            (883)
  Changes in assets and liabilities:
       Accounts receivable                                              9,602             836
       Inventories                                                      7,103          (2,458)
       Prepaid expenses and other assets                               (1,613)         (1,084)
       Accounts payable, accrued liabilities, and
          other liabilities                                           (10,175)         (3,846)
                                                                     --------        --------
             Net cash provided (used) by continuing
               operations                                               3,287          (2,473)
Net cash provided (used) by discontinued operations                      (347)             52
                                                                     --------        --------
              Net cash provided (used) by operating activities          2,940          (2,421)
                                                                     --------        --------

Cash flows from investing activities:
  Purchases of equipment                                               (3,467)         (2,069)
  Capital expenditures by discontinued operations                          --            (372)
  Proceeds from sale of discontinued business                           2,412              --
  Business acquisition, net of cash acquired                               --         (19,089)
                                                                     --------        --------
             Net cash used by investing activities                     (1,055)        (21,530)
                                                                     --------        --------

Cash flows from financing activities:
  Borrowings on lines of credit, net                                    1,234           7,190
  Borrowings on note payable                                               --           5,000
  Repayments on note payable                                               --            (500)
  Issuance of common stock                                                 --          10,057
  Preferred cash dividend                                                (142)           (142)
                                                                     --------        --------
             Net cash provided by financing activities                  1,092          21,605
                                                                     --------        --------

Effect of exchange rate on cash                                           (82)            266
                                                                     --------        --------

Net increase (decrease) in cash and cash equivalents                    2,895          (2,080)

Cash and cash equivalents at beginning of period                        2,553           4,021
                                                                     --------        --------

Cash and cash equivalents at end of period                           $  5,448        $  1,941
                                                                     ========        ========




The accompanying notes are an integral part of these consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

Note 1 - Basis Of Presentation

The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The Company believes that the disclosures contained herein are adequate to make the financial information not misleading. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's condensed consolidated statements of operations, balance sheets, and statements of cash flows. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The condensed consolidated statements of operations for the three and six months ended June 29, 1996 may not be indicative of the expected results for the year ended December 31, 1996.

The condensed consolidated financial statements include the accounts of GTI Corporation (the "Company"), its wholly-owned subsidiary Valor Electronics, Inc. ("Valor") and its majority-owned subsidiary Promptus Communications, Inc. ("Promptus"). All significant intercompany transactions and account balances have been eliminated in consolidation.

Effective January 1, 1996, the Company has changed its quarterly period end dates. The future quarterly period end dates will be the close of business on the thirteenth Saturday of every quarter. The Company's year end will continue to be December 31. Prior period amounts have not been restated due to the immaterial amounts involved.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which provides companies the option to account for equity instrument awards based on their estimated fair value at the date of grant resulting in a charge to income in the periods the awards are expected to vest. However, companies are permitted to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity award. The Company will continue to apply APB Opinion No. 25 and will present pro forma footnote disclosure describing the effect to the Company's net income and net income per share data as permitted by SFAS 123.

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


Note 2 - Supplemental Statements of Cash Flows Disclosure

Supplemental cash flow information (unaudited) for the six months ended June 29, 1996 and for the six months ended June 30, 1995 are summarized as follows:

                                                           Six Months Ended
                                                     June 29, 1996  June 30, 1995
                                                     -------------  -------------
Interest paid                                           $  185        $    603
                                                        ======        ========
Income taxes paid                                       $2,474        $  1,179
                                                        ======        ========


Business acquisition, net of cash acquired:
  Working capital, other than cash acquired             $   --        $   (644)
  Plant and equipment                                       --          (1,314)
  Purchase price in excess of the net assets
    acquired                                                --         (17,230)
  Other assets                                              --          (1,183)
  Noncurrent liabilities                                    --           1,282
                                                        ------        --------
         Net cash used to acquire a business            $   --        $ 19,089
                                                        ======        ========


Note 3 - Inventories

Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:


                                                   June 29, 1996    December 31, 1995
                                                    (Unaudited)         (Audited)
Raw materials and supplies                            $ 9,431            $10,604
Work in process                                         3,546             10,574
Finished goods                                         11,238             10,140
                                                      -------            -------
   Total inventories                                  $24,215            $31,318
                                                      =======            =======

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)



Note 4 - Contingencies

Concurrent with the Promptus acquisition, the Company and the minority shareholders of Promptus entered into an agreement to govern the contingent purchase of the remaining 28% of the outstanding capital stock of Promptus. Under the agreement, beginning in January 1997 and each year thereafter through January 1999, the minority shareholders of Promptus have the right but not the obligation to require the Company to acquire the remaining shares in predefined percentage increments; and the Company has the right but not the obligation to purchase the remaining shares, with the price to be paid based upon a predetermined formula using a combination of forecasted and actual results of Promptus for the period January 1, 1997 through December 31, 1999. The percentage increment established for the first mutual put/call option in January 1997 may not exceed 30% of the minority shares. In management's opinion, there is no assurance that the minority shareholders will exercise their rights nor is it presently possible to assess the probability of whether the Company will purchase the minority shares. In addition, due to the determinants involved in establishing a price for the minority shares, it is not presently possible to estimate the price at which such shares might be purchased. Accordingly, no accounting recognition has been provided for this contingency in the accompanying financial statements. Under terms of the agreement, the minority shareholders have joint participation rights. If the Company sells or otherwise disposes its Promptus shares, the Promptus minority shareholders have the right to sell or otherwise dispose of their shares on substantially equivalent terms as the Company.

In December 1995, a class action lawsuit was filed in the United States District Court, Southern District of California, against the Company and certain of its officers and directors alleging violations of the Securities Exchange Act of 1934. In July 1996, the Company entered into a Stipulation of Settlement which is subject to the court's approval. Pursuant to that Stipulation, all claims will be released. The settlement amount was $1,000 of which $400 was charged to income by the Company as of June 29, 1996 with the remaining amount to be paid by the Company's insurance carrier. Additionally, the Company incurred defense costs of which $200 was charged to income for the three-months ended June 29, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Dollar amounts are expressed in thousands, except per share amounts.

Quarter Ended June 29, 1996:

Results of Operations

For the second quarter ended June 29, 1996, the Company reported consolidated sales of $27,502, a decrease 16.7% from $33,020 for the same period ended June 30, 1995. Consolidated sales for the six-months ended June 29, 1996 were $57,638, a decrease of 4% from $60,035 for the six-months ended June 30, 1995. This sales decrease is primarily attributable to decreased unit volume of Valor LAN magnetics-based components partially offset by Promptus's increased sales volume. Valor sales for the second quarter of 1996 were $23,017, a decrease of 21.6% from $29,356 for the same period one year ago. Promptus sales increased to $4,485 or an increase of 22.5% for the second quarter of 1996 from $3,664 during the same period one year ago. The growth in Promptus sales is due to increased unit volume across all product lines offset by a decrease in average selling prices of Network System products. Consolidated sales to foreign customers for the second quarter of 1996, represented approximately 50% of sales, compared to 43.4% for the second quarter of 1995. This increase is a result of increased sales, as a percentage of consolidated sales, to Valor's European customers as well as a decrease, as a percentage of sales, to Valor's domestic customers. Foreign and domestics sales in absolute dollars decreased in the second quarter of 1996, as compared to the same quarterly period in 1995.

Two Valor OEM customers collectively accounted for 26.4% and 31.5% of consolidated and Valor sales, respectively, for the three-months ended June 29, 1996. Although no single Promptus customer accounts for 10% of consolidated sales, two OEM customers collectively accounted for approximately 50.6% of Promptus's sales for the three-months ended June 29, 1996. The sales percentage from Valor's and Promptus's OEM customers has historically fluctuated and may continue to vary in future periods. Management believes that future sales concentration to these OEM customers is likely to continue; consequently, such concentration may adversely affect both average selling prices, future sales growth, and gross margins as a percentage of sales.

Consolidated cost of sales as a percent of sales was 78.4%, 76.6%, 67.7% and 68.8%, for the second quarter of 1996, the six-months ended June 29, 1996, second quarter of 1995 and the six-months ended June 30, 1995, respectively, resulting in gross margins of 21.6%, 23.4%, 32.4% and 31.2%, respectively. The decrease in gross margins as a percent of sales for the second quarter and six-months ended June 29, 1996 was primarily the result of the relationship of Valor's fixed manufacturing costs to significantly decreased production volumes. In addition, Promptus's gross margin as a percentage of sales decreased as a result of reduced average selling prices of Network System products to one significant OEM customer.

In July, management assessed Valor's Hong Kong operations and cost structure. From its assessment, management initiated a fixed cost reduction program. This cost reduction program is intended to eliminate a significant portion of fixed costs in Valor's Hong Kong operations without decreasing production capacity. Due to the cost reduction program, the Company anticipates recording a charge to income for the three-months ended September 28, 1996 of approximately $1.9 million. The cost reduction charge represents employee severance costs, property lease costs, and write off of certain assets.

Selling, general and administrative expenses for the second quarter of 1996 were $9,369 or 34.1% of sales, compared to $8,516 or 25.8% of sales for the second quarter of 1995. These expenses increased in percentage and dollar terms principally due to the inclusion of a class action lawsuit settlement and associated defense costs totaling approximately $600 for the second quarter of 1996 and severance costs associated with a Valor reduction in work force of approximately $650. While Promptus's selling, marketing, and engineering infrastructure costs decreased as a percentage of sales for the second quarter of 1996 when compared to the same quarter one year ago, the Company believes that these expenses will continue to increase in dollar amount but may vary as a percentage of future sales. Until Promptus generates and sustains a base of sales sufficient to support the current and future level of spending, its selling, general and administrative spending will continue to be disproportionate to sales.

Other expense (net) for the second quarter was $123 compared to $333 for the same period one year ago. The net decrease in other expense compared to the second quarter of 1995 is substantially associated with a decrease in interest expense in relation to the Company's repayment of a note payable in December 1995 and a significant paydown of bank credit facilities. Additionally, interest income for the second quarter of 1996 increased from one year ago due to interest earned on the notes receivable obtained for the sale of the divested businesses.

The Company's effective tax rate is currently lower than the statutory United States rate due to lower tax rates on the earnings of certain foreign operations and due to the Company's United States based operating losses, a significant portion of which relates to Promptus's operating losses from which the Company does not benefit.

The loss from continuing operations and loss per common share for the second quarter of 1996 of approximately $2,765 and $0.25, respectively, as compared to income from continuing operations and income per common share of $1,507 and $0.14, respectively, for the same comparable quarter one year ago, is primarily due to the decrease in Valor's volume and gross margins as a percentage of sales, and one time charges associated with the class action lawsuit settlement and the Valor's reduction in work force charge.

Income from discontinued operations for the second quarter of 1996 decreased to zero from $470 or $0.04 per common share for the same period in the prior year. This decrease is a result of the Company's sale of both the electronic component and equipment segment and the electronic supply segment during December 1995 and February 1996, respectively.

Backlog at June 29, 1996, was $24.9 million, compared to $35.5 million at June 30, 1995. Valor's backlog was $23.9 million at June 29, 1996, compared to $29.6 million at June 30, 1995. Valor's backlog for the second quarter reflects decreased unit booking volumes. The Company's backlog at the beginning of each quarterly period is not indicative of sales for the future quarterly period. The Company's sales for any future quarterly period are dependent upon obtaining orders in a quarter for shipment within the same quarter. If these orders do not materialize, this could have an adverse affect on the Company's operating results for that quarterly period. Additionally, the Company's future performance on a quarter-to-quarter basis will be affected by the volume, mix and timing of orders received.

Liquidity and Capital Resources

The Company is currently satisfying its working capital and capital expenditure requirements through internally generated cash from operations and bank borrowings. The ratio of current assets to current liabilities was 2.3 to 1.0 on June 29, 1996, compared to 2.2 to 1.0 on December 31, 1995. Net cash provided by continuing operations for the first six months of 1996 was $3,287 compared to cash used by continuing operations of $2,473 for the first six months of 1995. This increase is attributable, in part, to management's ability to reduce accounts receivable and inventories. These cash increases are offset by an increase in net losses and a decrease in accounts payable, accrued liabilities and other liabilities.

In the first six months of 1996, the Company made capital expenditures approximating $3,467. These expenditures were primarily for equipment to support production capacity for Valor. The Company anticipates that additional capital expenditures of approximately $3 million will be made during the balance of 1996, primarily for Valor manufacturing and process engineering equipment.

Management believes that funds on hand; those generated by operations; funds available through its $10.0 and $12.2 million lines of credit with a domestic bank and a foreign bank, respectively, of which approximately $5.7 and $2.2 million, respectively, were eligible as of June 29, 1996; and other financing alternatives available to the Company will be sufficient to finance working capital and currently projected capital expenditure requirements at least through the next twelve months. Currently, the Company is investigating other financing alternatives, including but not limited to, an expansion of credit facilities to include foreign based assets in the Company's borrowing base, offshore equipment lease financing, and private debt placement, one or several of which the Company believes it has the ability to complete. In addition, the Company has retained a financial advisor to pursue strategic alternatives related to Promptus, including but not limited to a corporate partnering, the sale, or other strategic opportunities, to maximize shareholder value. The Company can give no assurance that the terms of any such financing alternatives or any Promptus strategic alternatives will be satisfactory to the Company or that such agreements would be completed in a timely manner.

As of August 1, 1996, outstanding borrowings from a domestic bank totaled approximately $2,825 based on an eligible base of $6,311. The amounts outstanding on the foreign bank line of credit as of August 1, 1996 were approximately $1.0 million based on an eligible base of $2.2 million.

Dividends on the Company's 8,110 shares of outstanding $35.00 cumulative convertible preferred stock accrue at an annual rate of $35.00 per share, payable quarterly. In the first six months ended June 29, 1996, cash dividends totaling $142 were paid.

This report contains forward-looking statements that involve substantial risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Prospective Information" in the Company's Form 10-K dated December 31, 1995, including, without limitation, the "Company's Products, Competition, Manufacturing and Suppliers, Foreign Operations and Backlog".

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              In December 1995, a class-action lawsuit was filed in the United States District Court, Southern District of California, against the Company and certain of its officers and directors alleging violations of the Securities Exchange Act of 1934. Specifically, the complaint asserts, among other claims, that the Company artificially inflated the value of its stock by making false and misleading statements about expected financial results. In July 1996, the Company entered into a Stipulation of Settlement which is subject to the court's approval. Pursuant to that Stipulation, all claims will be released. The settlement amount is $1 million of which $400,00 will be paid by the Company.

Item 4.       Submission of matters to a Vote of Security Holders

              The Company's 1995 Annual Meeting of Stockholders was held on May 15, 1996 for the purpose of electing a Board of Directors of six members for the ensuing year and ratify the selection of Arthur Andersen L.L.P. as the Company's independent public accountants for 1996. The results of the stockholder vote are as follows:

              The following directors were elected:

                                                         Against /     Abstain /
Nominee                                   For            Withheld      Not voted
Timothy M. Curtis                      10,082,270         5,360         742,705
Edmund B. Fitzgerald                   10,080,855         6,775         742,519
Andre R. Horn                          10,079,155         8,475         742,519
Albert J. Hugo-Martinez                10,084,110         3,520         742,519
Kenneth E. Maud                        10,084,130         3,500         742,519
Robert E. Venter                       10,082,870         4,760         742,519

              The ratification of Arthur Andersen L.L.P. as public accountants for 1996 was approved with 10,105,653 affirmative votes, 15,552 votes against and 752,743 abstained and unvoted votes.

Item 6.       Exhibits and Reports on Form 8-K

          (a)   Exhibits:

                Exhibit 27 - Financial Data Schedule

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




                                             GTI CORPORATION
                                             ---------------
                                              (Registrant)




Date:      August 9, 1996
      ------------------------




                                   By:  (s) Douglas J. Downs
                                        -------------------------------
                                        Douglas J. Downs
                                        Vice President Finance and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)