Form 10-Q
period 1996-09-28
GTI CORP
filed 1996-11-12
CIK 44319

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549




                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the quarterly period ended September 28, 1996 Commission File Number  1-4289


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

As of November 1, 1996, the registrant had only one class of Common Stock, par value $.04 per share, of which there were 8,973,475 shares outstanding.



This report on Form 10-Q contains 14 pages.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                        GTI CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
                (Unaudited) (In thousands, except per share data)

                                                             For the three months ended
                                                             --------------------------
                                                      September 28, 1996   September 30, 1995
                                                      ------------------   ------------------
Sales                                                     $    24,586        $     35,308
Costs of sales                                                 19,852              23,596
Selling, general & administrative expenses                      9,942               8,436
                                                          -----------        ------------

Operating profit (loss)                                        (5,208)              3,276
Other expenses                                                     36                 301
                                                          -----------        ------------

Income (loss) from continuing operations before
   income taxes and minority interest                          (5,244)              2,975

Provision (benefit) for income taxes                             (100)                591
Minority interest                                                 (17)                (66)
                                                          -----------        ------------

Income (loss) from continuing operations                       (5,127)              2,450

Income from discontinued operations, net
   of income taxes                                               --                   397
                                                          -----------        ------------

Net income (loss)                                              (5,127)              2,847

Dividend requirement on preferred stock                           (71)               --
                                                          -----------        ------------

Net income (loss) applicable to common stockholders       $    (5,198)       $      2,847
                                                          ===========        ============

Earnings (losses) per common share:

Continuing operations                                     $     (0.58)       $       0.22
Discontinued operations                                          --                  0.04
                                                          -----------        ------------
                                                          $     (0.58)       $       0.26
                                                          ===========        ============

Weighted average number of shares                           8,973,475          10,947,000
                                                          ===========        ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
                      (In thousands, except per share data)


                                                          For the nine months ended
                                                          -------------------------
                                                   September 28, 1996   September 30, 1995
                                                   ------------------   ------------------
Sales                                                  $    82,224        $     95,344
Costs of sales                                              64,003              64,921
Selling, general & administrative expenses                  29,192              25,075
                                                       -----------        ------------

Operating profit (loss)                                    (10,971)              5,348
Other expenses                                                 125                 891
                                                       -----------        ------------

Income (loss) from continuing operations before
   income taxes and minority interest                      (11,096)              4,457

Provision (benefit) for income taxes                        (1,050)                877
Minority interest                                             (516)               (155)
                                                       -----------        ------------

Income (loss) from continuing operations                    (9,530)              3,735

Income from discontinued operations, net
   of income taxes                                              --               1,280
                                                       -----------        ------------

Net income (loss)                                           (9,530)              5,015

Dividend requirement on preferred stock                       (213)                 --
                                                       -----------        ------------

Net income (loss) applicable to common stockholders    $    (9,743)       $      5,015
                                                       ===========        ============

Earnings (losses) per common share:

Continuing operations                                  $     (1.09)       $       0.34
Discontinued operations                                         --                0.12
                                                       -----------        ------------
                                                       $     (1.09)       $       0.46
                                                       ===========        ============

Average number of common shares outstanding              8,973,475          10,871,000
                                                       ===========        ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     Assets

                                                              September 28, 1996  December 31, 1995
                                                              ------------------  -----------------
                                                                   (Unaudited)       (Audited)
Current assets:
   Cash and cash equivalents                                        $   3,750        $  2,553
   Accounts receivable, net of allowances of
     $600 and $297, respectively                                       11,444          22,257
   Inventories                                                         19,803          31,318
   Prepaid expenses                                                     5,349           4,036
   Net assets of discontinued operations                                   --           3,623
                                                                    ---------        --------
         Total current assets                                          40,346          63,787

Property, plant and equipment, net                                     18,240          17,109
Goodwill, less amortization of $5,514 and
   $4,360, respectively, and other assets                              40,900          39,912
                                                                    ---------        --------

                                                                    $  99,486        $120,808
                                                                    =========        ========

                      Liabilities and Stockholders' Equity

Current liabilities:
   Short term borrowings                                            $   3,727        $  4,234
   Accounts payable, accrued liabilities and
     other liabilities                                                 14,094          24,776
                                                                    ---------        --------
          Total current liabilities                                    17,821          29,010

Other non-current liabilities                                           2,495           2,367
Minority interest in subsidiary                                            --             436

Stockholders' equity:
   Preferred stock, $35.00 cumulative
     convertible, issued and outstanding
     8,110 shares                                                       8,110            8110
   Common stock, issued and outstanding
     8,973,475 shares                                                     359             359
   Additional paid in capital                                          44,082          44,082
   Retained earnings                                                   26,656          36,399
   Cumulative translation adjustments                                     (37)             45
                                                                    ---------        --------
                                                                       79,170          88,995
                                                                    ---------        --------
                                                                    $  99,486        $120,808
                                                                    =========        ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
                                 (In thousands)


                                                                    For the nine months ended
                                                                    -------------------------
                                                             September 29, 1996   September 30, 1995
                                                             ------------------   ------------------
Cash flows from operating activities:
  Net income (loss)                                                 $ (9,530)       $  5,015
  Adjustments to reconcile net income (loss) to
     net cash provided (used) by continuing operations
       Depreciation and amortization                                   4,221           4,966
       Minority interest in subsidiary                                  (516)           (155)
       Hong Kong cost reduction program                                1,900              --
       Income from discontinued operations                                --          (1,280)
  Changes in assets and liabilities:
       Accounts receivable                                            10,813          (1,670)
       Inventories                                                    11,515          (3,175)
       Prepaid expenses and other assets                              (1,475)         (1,004)
       Accounts payable, accrued liabilities, and
          other liabilities                                          (12,796)         (3,600)
                                                                    --------        --------
             Net cash provided (used) by continuing
               operations                                              4,132            (903)
Net cash provided (used) by discontinued operations                     (347)          1,167
                                                                    --------        --------
             Net cash provided by operating activities                 3,785             264
                                                                    --------        --------

Cash flows from investing activities:
  Purchases of equipment                                              (4,198)         (3,788)
  Capital expenditures by discontinued operations                         --            (554)
  Proceeds from sale of discontinued business                          2,412              --
  Business acquisition, net of cash acquired                              --         (19,089)
                                                                    --------        --------
             Net cash used by investing activities                    (1,786)        (23,431)
                                                                    --------        --------

Cash flows from financing activities:
  Borrowings (repayments) on lines of credit, net                       (507)          8,093
  Borrowings on note payable                                              --           5,000
  Repayments on note payable                                              --            (750)
  Issuance of common stock                                                --          10,259
  Preferred cash dividend                                               (213)           (213)
                                                                    --------        --------
             Net cash provided (used) by financing activities           (720)         22,389
                                                                    --------        --------

Effect of exchange rate on cash                                          (82)             97
                                                                    --------        --------

Net increase (decrease) in cash and cash equivalents                   1,197            (681)

Cash and cash equivalents at beginning of period                       2,553           4,226
                                                                    --------        --------

Cash and cash equivalents at end of period                          $  3,750        $  3,545
                                                                    ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

Note 1 - Basis Of Presentation

The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The Company believes that the disclosures contained herein are adequate to make the financial information not misleading. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's condensed consolidated statements of operations, balance sheets, and statements of cash flows. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The condensed consolidated statements of operations for the three and nine months ended September 28, 1996 may not be indicative of the expected results for the year ended December 31, 1996.

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

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


Note 2 - Supplemental Statements of Cash Flows Disclosure

Supplemental cash flow information (unaudited) for the nine months ended September 28, 1996 and for the nine months ended September 30, 1995 are summarized as follows:

                                                         Nine Months Ended
                                               September 28, 1996  September 30, 1995
                                               ------------------  ------------------

Interest paid                                        $    251          $    898
                                                     ========          ========
Income taxes paid                                    $  2,813          $  1,260
                                                     ========          ========

Business acquisition, net of cash acquired:
  Working capital, other than cash
     acquired                                        $     --          $   (644)
  Plant and equipment                                      --            (1,314)
  Purchase price in excess of the net
     assets acquired                                       --           (17,230)
  Other assets                                             --            (1,183)
  Noncurrent liabilities                                   --             1,282
                                                     --------          --------
      Net cash used to acquire a business            $     --          $ 19,089
                                                     ========          ========

Note 3 - Inventories

Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:

                                                September 28, 1996  December 31, 1995
                                                    (Unaudited)       (Audited)
Raw materials and supplies                            $ 6,114          $10,604
Work in process                                         2,764           10,574
Finished goods                                         10,925           10,140
                                                      -------          -------
   Total inventories                                  $19,803          $31,318
                                                      =======          =======

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


Note 4 - Contingencies

Concurrent with the Promptus acquisition, the Company and the minority shareholders of Promptus entered into an agreement (the "Agreement") to govern the contingent purchase of the remaining 28% of the outstanding capital stock of Promptus. Under the Agreement, beginning in January 1997 and each year thereafter through January 1999, the minority shareholders of Promptus have the right but not the obligation to require the Company to acquire the remaining shares in predefined percentage increments; and the Company has the right but not the obligation to purchase the remaining shares, with the price to be paid based upon a predetermined formula using a combination of forecasted and actual results of Promptus for the period January 1, 1997 through December 31, 1999. The percentage increment established for the first mutual put/call option in January 1997 may not exceed 30% of the minority shares. The Agreement stipulates that a predefined portion (equal to the original per share price paid in January
1995) of the purchase price for the remaining Promptus shares must be made in cash. The remaining portion of the purchase price can be made in cash, the Company's common stock, or any combination thereof at the option of the Company. In management's opinion, there is no assurance that the minority shareholders will exercise their rights nor is it presently possible to assess the probability of whether the Company will purchase the minority shares. In addition, due to the determinants involved in establishing a price for the minority shares, it is not presently possible to estimate the price at which such shares might be purchased. Accordingly, no accounting recognition has been provided for this contingency in the accompanying consolidated financial statements. Under terms of the agreement, the minority shareholders have joint participation rights. If the Company sells or otherwise disposes of its Promptus shares, the Promptus minority shareholders have the right to sell or otherwise dispose of their shares on substantially equivalent terms as the Company.

In July 1996, Valor filed a complaint in the Superior Court of the State of California for the County of San Diego against a competitor and certain of its employees alleging misappropriation of trade secrets, breach of certain confidentiality agreements, and unfair competition. The Company is seeking unspecified damages. In August 1996, the competitor filed a cross-complaint against the Company alleging abuse of process, defamation, unfair competition, and declaratory relief. The competitor is seeking unspecified damages. The complaint is in the preliminary stages of discovery and pleadings. Additionally, the Company intends to vigorously pursue its case and defend itself from the cross-complaint. Because the outcome of the Company's complaint is uncertain at this time and that management believes the competitor's cross-complaint is without merit, no amounts have been recorded in the Company's condensed consolidated financial statements as of September 28, 1996 for any loss or gain that could result from this litigation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Dollar amounts are expressed in thousands, except per share amounts.

Quarter Ended September 28, 1996:

Results of Operations

For the third quarter ended September 28, 1996, the Company reported consolidated sales of $24,586, a decrease of 30.4% from $35,308 for the same period ended September 30, 1995. Consolidated sales for the nine-months ended September 28, 1996 were $82,224, a decrease of 13.8% from $95,344 for the nine-months ended September 30, 1995. This sales decrease is primarily a result of decreased unit volume of Valor LAN magnetics-based components. Valor sales for the third quarter of 1996 were $20,560, a decrease of 34.6% from $31,370 for the same period one year ago. Promptus sales increased 2.2% to $4,026 for the third quarter of 1996 from $3,938 during the same period one year ago. Consolidated sales to foreign customers for the third quarter of 1996 represented approximately 38.8% of sales, compared to 36.8% for the third quarter of 1995. This increase is a result of increased sales, as a percentage of consolidated sales, to Valor Pacific Rim customers as well as a decrease, as a percentage of sales, to Valor's domestic customers. In absolute dollars, both foreign and domestics sales decreased during the third quarter of 1996, when compared to the same quarterly period one year ago.

Two Valor OEM customers collectively accounted for 25.9% and 31.2% of consolidated and Valor sales, respectively, for the three-months ended September 28, 1996. Although no single Promptus customer accounts for 10% of consolidated sales, two OEM customers collectively accounted for approximately 45.8% of Promptus's sales for the three-months ended September 28, 1996. The sales percentage from Valor's and Promptus's OEM customers has historically fluctuated and may continue to vary in future periods. Management believes that future sales concentration to these OEM customers is likely to continue; consequently, such concentration may adversely affect both average selling prices, future sales growth, and gross margins as a percentage of sales.

Consolidated cost of sales as a percent of sales was 80.8%, 77.8%, 66.8% and 68.1%, for the third quarter of 1996, the nine-months ended September 28, 1996, third quarter of 1995 and the nine-months ended September 30, 1995, respectively, resulting in gross margins of 19.2%, 22.2%, 33.2% and 31.9%, respectively. The decrease in gross margins as a percent of sales for the third quarter and nine-months ended September 28, 1996 was primarily the result of the relationship of Valor's fixed manufacturing costs to significantly decreased production volumes. In addition, Promptus's gross margin as a percentage of sales decreased as a result of reduced average selling prices of Network System products to one significant OEM customer.

In July 1996, management assessed Valor's Hong Kong operations and cost structure. Based on its assessment, management initiated a fixed cost reduction program. This cost reduction program eliminated a significant portion of fixed costs in Valor's Hong Kong operations without decreasing production capacity. Due to the cost reduction program, the Company recorded a charge to income for the three-months ended September 28, 1996 of approximately $1.9 million. The cost reduction charge represents employee severance costs, property lease costs, and the write off of certain assets.

Selling, general and administrative expenses for the third quarter of 1996 were $9,942 or 40.4% of sales, compared to $8,436 or 23.9% of sales for the comparable period one year ago. These expenses increased in percentage and dollar terms principally due to the inclusion of the $1,900 in charges associated with the closure of the Hong Kong operation. Promptus's selling, marketing, and engineering costs increased both in absolute dollars and as a percentage of sales for the third quarter of 1996 when compared to the same quarter one year ago. The Company believes that these Promptus expenses may begin to stabilize in absolute dollars but may vary as a percentage of future sales, when compared to comparable periods in the prior year. Until Promptus generates and sustains a base of sales sufficient to support the current and future level of spending, its selling, general and administrative spending will continue to be disproportionate to sales.

Other expense (net) for the third quarter of 1996 was $36 compared to $301 for the third quarter of 1995. The net decrease in other expense compared to the third quarter of 1995 is a direct result of a significant decrease in interest expense. This decrease in interest expense is associated with the Company's repayment of a note payable and a significant paydown of bank credit facilities in December 1995. Additionally, interest income for the third quarter of 1996 increased from one year ago as a result of interest earned on the notes receivable obtained from the sale of two divested businesses.

The Company's effective tax rate is currently lower than the statutory United States rate due to higher tax rates on the earnings of a certain foreign operation offset by the Company's United States based operating losses. A significant portion of these United States based losses relate to Promptus's operating losses from which the Company does not benefit.

The loss from continuing operations and loss per common share for the third quarter of 1996 of approximately $5,127 and $0.58, respectively, as compared to income from continuing operations and income per common share of $2,450 and $0.22, respectively, for the comparable quarter one year ago, is primarily due to decreased Valor sales volume, decreased Valor gross profit as a percentage of sales, and a one time charge associated with the Hong Kong closure. Additionally, the loss per share of common stock for the third quarter of 1996 excludes the anti dilutive impact of the assumed conversion of the Company's cumulative convertible preferred stock, which is convertible into 1,900,287 shares of common stock and includes the associated preferred dividend to arrive at net loss applicable to common stockholders.

Income from discontinued operations for the third quarter of 1996 decreased to zero from $397 or $0.04 per common share for the same period in the prior year. This decrease is a result of the Company's sale of both the electronic components and equipment segment and the electronic supply segment during December 1995 and February 1996, respectively.

Backlog at September 28, 1996, was $16.7 million, compared to $34.8 million at September 30, 1995. Valor's backlog was $14.6 million at September 28, 1996, compared to $33.0 million at September 30, 1995. Valor's backlog for the third quarter reflects decreased volume as compared to the same period one year ago. The Company's backlog at the beginning of each quarterly period is not indicative of sales for the future quarterly period. The Company's sales for any future quarterly period are dependent upon obtaining orders in a quarter for shipment within the same quarter. If these orders do not materialize, this could have an adverse affect on the Company's operating results for that quarterly period. Additionally, the Company's future performance on a quarter-to-quarter basis will be affected by the volume, mix and timing of orders received.

Liquidity and Capital Resources

The Company is currently satisfying its working capital and capital expenditure requirements through internally generated cash from operations and bank borrowings. The ratio of current assets to current liabilities was 2.3 to 1.0 on September 28, 1996, compared to 2.2 to 1.0 on December 31, 1995. Net cash provided by continuing operations for the first nine months of 1996 was $4,132 compared to cash used by continuing operations of $903 for the first nine months of 1995. This increase is attributable, in part, to reduced levels of accounts receivable and inventories. These cash increases are offset by an increase in net losses and a decrease in accounts payable, accrued liabilities and other liabilities.

In the first nine months of 1996, the Company made capital expenditures approximating $4,200. These expenditures were primarily for equipment to support production capacity for Valor. The Company anticipates that additional capital expenditures of approximately $1.5 million will be made during the balance of 1996, primarily for Valor manufacturing and process engineering equipment.

Management believes that funds on hand; those generated by operations; funds available through its $10.0 million line of credit with a domestic bank, of which approximately $5.8 was eligible as of September 28, 1996; and other financing alternatives available to the Company will be sufficient to finance working capital and currently projected capital expenditure requirements at least through the next twelve months. Currently, the Company is investigating the expansion of credit facilities to include foreign based assets in the Company's borrowing base, and the Company believes it has the ability to complete the credit facility expansion. In addition, the Company has retained a financial advisor to pursue strategic alternatives related to Promptus, including but not limited to its sale, to maximize shareholder value. The Company can give no assurance that any expansion of credit facilities or any Promptus strategic alternative will be on terms satisfactory to the Company or that such agreements would be completed in a timely manner; however, the Company believes it has the ability to complete these possible transactions. As of November 11, 1996, outstanding borrowings from a domestic bank totaled approximately $4,300 based on an eligible base of $5,360. In November 1996, due to the Company moving a significant portion of its foreign based assets from Hong Kong to the People's Republic of China, the $2.2 million foreign bank line of credit was terminated.

Pursuant to the terms of the Agreement, the first mutual put/call option for 30% of the remaining Promptus shares is in January 1997. Due to the determinants involved in establishing a price for the minority shares, it is not presently possible to estimate the price at which such shares might be purchased. Under terms of the Agreement, the minority shareholders have joint participation rights. If the Company sells or otherwise disposes its Promptus shares, the

Promptus minority shareholders have the right to sell or otherwise dispose their shares on substantially equivalent terms as the Company. Management believes that an agreement can be reached between the Company and the Promptus minority shareholders such that the terms of any Promptus strategic alternative will be on equivalent terms; and, if the Company is required to purchase any Promptus shares pursuant to the Agreement, the cash payment, if any, could be satisfied.

Dividends on the Company's 8,110 shares of outstanding $35.00 cumulative convertible preferred stock accrue at an annual rate of $35.00 per share, payable quarterly. In the first nine months ended September 28, 1996, cash dividends totaling $213 were paid.

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              In December 1995, a class-action lawsuit was filed in the United States District Court, Southern District of California, against the Company and certain of its officers and directors alleging violations of the Securities Exchange Act of 1934. Specifically, the complaint asserts, among other claims, that the Company artificially inflated the value of its stock by making false and misleading statements about expected financial results. In July 1996, the Company entered into a Stipulation of Settlement which is subject to the court's approval. Pursuant to that Stipulation, all claims will be released. The settlement amount is $1 million of which $400 will be paid by the Company.

              In July 1996, Valor filed a complaint in the Superior Court of the State of California for the County of San Diego against a competitor and certain of its employees alleging misappropriation of trade secrets, breach of certain confidentiality agreements, and unfair competition. The Company is seeking unspecified damages. In August 1996, the competitor filed a cross-complaint against the Company alleging abuse of process, defamation, unfair competition, and declaratory relief. The competitor is seeking unspecified damages. The complaint is in the preliminary stages of discovery and pleadings. Additionally, the Company intends to vigorously pursue its case and defend itself from the cross-complaint. Because the outcome of the Company's complaint is uncertain at this time and that management believes the competitor's cross-complaint is without merit, no amounts have been recorded in the Company's condensed consolidated financial statements as of September 28, 1996 for any loss or gain that could result from this litigation.

Item 4.       Submission of matters to a Vote of Security Holders

              None

Item 6.       Exhibits and Reports on Form 8-K

          (a)   Exhibits:

                Exhibit 27 - Financial Data Schedule.

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



                                                     GTI CORPORATION
                                                     ---------------
                                                       (Registrant)



Date:  November 12, 1996
       -----------------


                                       By:  /s/   Douglas J. Downs
                                          -------------------------------------
                                           Douglas J. Downs
                                           Vice President Finance and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)