Form 10-Q/A
period 1996-03-30
GTI CORP
filed 1996-11-14
CIK 44319

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D. C. 20549




                                   FORM 10-Q/A

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


                                                                     For the three months ended
                                                               -------------------------------------
                                                                  March 30,              March 31,
                                                                    1996                    1995
                                                               ------------             ------------


Sales                                                          $     30,136             $     27,015
Cost of sales                                                        22,592                   18,986
Selling, general & administrative expense                             9,880                    8,122
                                                               ------------             ------------

Operating loss                                                       (2,336)                     (93)
Other expense (income), net                                             (34)                     257
                                                               ------------             ------------

Loss from continuing operations
   before income taxes and minority interest                         (2,302)                    (350)
Income tax benefit                                                     (300)                     (81)
Minority interest income                                               (364)                     (47)
                                                               ------------             ------------

Loss from continuing operations                                      (1,638)                    (222)

Income from discontinued operations,
    net of income taxes                                                  --                      413

                                                               ------------             ------------
Net (loss) income                                                    (1,638)                     191

Dividend requirement on preferred stock                                 (71)                      --

                                                               ============             ============
Net income (loss) applicable to common stockholders            $     (1,709)            $        191
                                                               ============             ============



Earnings (losses) per common share:


Continuing operations                                          $      (0.19)            $      (0.02)
Discontinued operations                                                  --                     0.04
                                                               ============             ============
                                                               $      (0.19)            $       0.02
                                                               ============             ============



The accompanying notes are an integral part of these consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS

                                                                      March 30,            December 31,
                                                                        1996                    1995
                                                                      ---------             ---------
                                                                     (unaudited)            (audited)
Current assets:
      Cash and cash equivalents                                       $   1,904             $   2,553
      Accounts receivable, net of allowance of $518
         and $297, respectively                                          13,463                22,257
      Inventories                                                        29,377                31,318
      Prepaid expenses and other assets                                  5,250                 4,036
      Net assets of discontinued operations                                  --                 3,623
                                                                      ---------             ---------
            Total current assets                                         49,994                63,787

Property, plant and equipment, net                                       17,445                17,109
Goodwill, less amortization of $4,745 and $4,360,
   respectively, and other assets                                        41,112                39,912
                                                                      ---------             ---------
                                                                      $ 108,551             $ 120,808
                                                                      =========             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short term borrowings                                           $   2,996             $   4,234
      Accounts payable, accrued and other liabilities                    15,846                24,776
                                                                      ---------             ---------
            Total current liabilities                                    18,842                29,010

Deferred income taxes and other liabilities                               2,433                 2,367
Minority interest in subsidiary                                              72                   436

Stockholders' equity:
      Preferred stock, $35.00 cumulative convertible,
          issued and outstanding 8,110 shares                             8,110                 8,110
      Common stock, issued 8,973,475 and
          8,973,475 shares, respectively                                    359                   359
      Additional paid in capital                                         44,082                44,082
      Retained earnings                                                  34,690                36,399
      Cumulative translation adjustments                                    (37)                   45
                                                                      ---------             ---------
                                                                         87,204                88,995
                                                                      ---------             ---------
                                                                      $ 108,551             $ 120,808
                                                                      =========             =========

The accompanying notes are an integral part of these consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - (Unaudited)
                                 (In thousands)

                                                                                For the three-months ended
                                                                              ------------------------------
                                                                              March 30,            March 31,
                                                                                1996                 1995
                                                                              --------             --------

Cash flows from operating activities:
   Net loss                                                                   ($ 1,638)            ($   222)
   Adjustments to reconcile net loss to net cash
     provided (used) by continuing operations:
       Depreciation and amortization                                             1,663                1,601
       Minority interest in subsidiary                                            (364)                 (47)
       Income from discontinued operations                                          --                  413
   Changes in assets and liabilities:
       Accounts receivable                                                       8,794                3,392
       Inventories                                                               1,941               (1,103)
       Prepaid expenses and other assets                                          (705)                (858)
       Accounts payable, accrued liabilities and other liabilities              (9,206)              (6,882)
                                                                              --------             --------
             Net cash provided (used) by continuing operations                     485               (3,706)
   Net cash used by discontinued operations                                       (347)                (160)
                                                                              --------             --------
             Net cash provided (used) by operating activities                      138               (3,866)
                                                                              --------             --------


Cash flows from investing activities:
   Purchases of property, plant and equipment                                   (1,614)              (1,375)
   Capital expenditures of discontinued operations                                  --                  (28)
   Proceeds from sale of discontinued business                                   2,218                   --
   Business acquisition, net of cash acquired                                       --              (19,031)
                                                                              --------             --------
             Net cash provided (used) by investing activities                      604              (20,434)


Cash flows from financing activities:
   Borrowings on lines of credit, net                                           (1,238)               7,055
   Borrowings on note payable                                                       --                5,000
   Repayments on note payable                                                       --                 (250)
   Issuance of common stock                                                         --                9,885
   Preferred cash dividend                                                         (71)                 (71)
                                                                              --------             --------
             Net cash provided (used) by financing activities                   (1,309)              21,619
                                                                              --------             --------

Effect of exchange rate on cash                                                    (82)                 225
                                                                              --------             --------

Net decrease in cash and cash equivalents                                         (649)              (2,456)

Cash and cash equivalents at beginning of period                                 2,553                4,226
                                                                              --------             --------

Cash and cash equivalents at end of period                                    $  1,904             $  1,770
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
                                                ======               ======

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

Note 2 - Supplemental Statements of Cash Flows Disclosure (Continued)

                                                March 30, 1996  March 31, 1995
                                                --------------  --------------
                                                 (Unaudited)     (Unaudited)
Business acquisition, net of cash acquired:
  Working capital, other than cash acquired         $ --           $   (644)
  Plant and equipment                                 --             (1,314)
  Purchase price in excess of the net assets
    acquired                                          --            (17,172)
  Other assets                                        --             (1,183)
  Noncurrent liabilities                              --              1,282
                                                    ----           --------
     Net cash used to acquire a business            $ --           $ 19,031
                                                    ====           ========

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

Quarter Ended March 30, 1996:

Results of Operations

For the first quarter ended March 30, 1996, the Company reported sales of $30,136, an increase of 11.6% from $27,015 for the same period ended March 31, 1995, and a decrease of $3,670 or 10.9% compared to the fourth quarter of 1995. The year-over-year increase in sales is attributable to improved average selling prices for Valor LAN magnetics-based components ("Valor Products"). Unit growth for Valor Products was essentially unchanged from the first quarter in the prior year. The decrease in sales from the first quarter in 1996 compared to the fourth quarter in 1995 is a result of a reduction in unit shipments of Valor Products. Valor Products sales for the first quarter of 1996 were $26,618, an increase of 10.5% over the same quarter in 1995. Valor Products sales for the first quarter of 1996 decreased approximately 11.3% from the fourth quarter of 1995. Promptus Products sales for the first quarter of 1996 were $3,518, an increase of 20.4% over the same quarter in 1995. The growth in Promptus Products sales is due to increased unit volume across all product lines offset by lower average selling prices principally for Network Systems. Promptus Products sales for the first quarter of 1996 decreased approximately 7.2% from the fourth quarter of 1995. This decrease is a result of decreased unit shipments of Network Access Cards over the sequential quarter. Sales to foreign customers remained strong for the first quarter of 1996, representing 50.3% of total Company sales, compared to 39.3% for the first quarter of 1995. This increase is primarily attributed to a significant increase in sales to Valor Product's European customers as well as a year-to-year decrease in Valor Product's domestic United States sales.

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

Consolidated gross margins as a percent of sales decreased 4.7% basis points for the first quarter ended March 30, 1996 to 25.0%, compared to 29.7% for the same quarterly period in 1995. Gross margins as a percent of sales for Valor Products were 22.3% and 26.9%, respectively. This decrease in consolidated and Valor Products gross margins as a percentage of sales is attributable to a $760 provision for costs associated to planned process and design engineering changes to existing products and the related impact on affected product inventories (initiated in March 1996), and, to a lessor extent, inefficient recovery of manufacturing costs due to lower than expected production volumes in the period. In addition, Promptus Product's gross margin as a percentage of sales decreased approximately 7.2% due to reduced average selling prices of Network System products to one significant OEM customer. Based on Valor Product's current fixed-cost structure, if future volumes manufactured are significantly less than anticipated, the actual cost per unit and gross margins could be materially and adversely affected.

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

Additionally, in April 1996 management initiated actions to reduce worldwide headcount by approximately 140 employees. Due to the employee reduction, the Company anticipates recording a charge to income during the three-months ended June 29, 1996 of approximately $650 or $0.07 per common share.

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

The increase in the loss from continuing operations and loss per common share for the first quarter of 1996 of approximately $1,416 and $0.17, respectively, to $1,638 and $0.19, respectively, from the comparable period one year ago, is primarily due to the Valor Products inventory provision of approximately $760 (pre-tax) and an increase in Promptus Products dilution, net of minority interest income and goodwill amortization of approximately $700 to approximately $1,200. Additionally, the loss per share of common stock for the first quarter of 1996 excludes the anti dilutive impact of the assumed converion of the Company's cumulative convertible preferred stock, which is convertible into 1,900,287 shares of common stock and includes the associated preferred dividend to arrive to net loss applicable to common shareholders.

The decrease in income from discontinued operations of $413 is a result of the sale of the electronic components and equipment segment and the electronic supply segment in December 1995 and February 1996, respectively. The electronic supply segment's operations for the first quarter of 1996 were essentially break-even, net of income taxes.

The net income (loss) and income (loss) per common share for the first quarter of 1996 was $(1,638) and $(0.19), respectively from $191 and $0.02, respectively, for the comparable period one year ago.

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

This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited, to those discussed in the "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Prospective Information" in the Company's Form 10K dated December 31, 1995, including, without limitation, the Company's Products, Competition, Manufacturing and Suppliers, Foreign Operations and Backlog.

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


                                                      GTI CORPORATION
                                                      ---------------
                                                       (Registrant)



Date: November 14, 1996



                                  By:  /s/  Douglas J. Downs
                                       ------------------------------------
                                       Douglas J. Downs
                                       Vice President Finance and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)