Form 10-Q/A
period 1996-06-29
GTI CORP
filed 1996-11-14
CIK 44319

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


                                                                    For the three months ended
                                                                    --------------------------
                                                              June 29, 1996            June 30, 1995
                                                              -------------            -------------

Sales                                                          $     27,502             $     33,020
Costs of sales                                                       21,560                   22,339
Selling, general & administrative expenses                            9,369                    8,516
                                                               ------------             ------------

Operating profit (loss)                                              (3,427)                   2,165
Other expenses                                                          123                      333
                                                               ------------             ------------

Income (loss) from continuing operations before
   income taxes and minority interest                                (3,550)                   1,832

Provision (benefit) for income taxes                                   (650)                     367
Minority interest                                                      (135)                     (42)
                                                               ------------             ------------

Income (loss) from continuing operations                             (2,765)                   1,507

Income from discontinued operations, net
   of income taxes                                                       --                      470
                                                               ------------             ------------

Net income (loss)                                                    (2,765)                   1,977

Dividend requirement on preferred stock                                 (71)                      --
                                                               ------------             ------------

Net income (loss) applicable to common stockholders            $     (2,836)            $      1,977
                                                               ============             ============

Earnings (losses) per common share:

Continuing operations                                          $      (0.32)            $       0.14
Discontinued operations                                                  --                     0.04
                                                               ------------             ------------
                                                               $      (0.32)            $       0.18
                                                               ============             ============

Weighted average number of shares                                 8,973,475               10,929,000
                                                               ============             ============



The accompanying notes are an integral part of these consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
                     (In thousands, except per share data)


                                                                    For the six months ended
                                                                    ------------------------
                                                            June 29, 1996            June 30, 1995
                                                            ------------             ------------

Sales                                                       $     57,638             $     60,035
Costs of sales                                                    44,152                   41,325
Selling, general & administrative expenses                        19,249                   16,638
                                                            ------------             ------------

Operating profit (loss)                                           (5,763)                   2,072
Other expenses                                                        89                      590
                                                            ------------             ------------

Income (loss) from continuing operations before
   income taxes and minority interest                             (5,852)                   1,482

Provision (benefit) for income taxes                                (950)                     286
Minority interest                                                   (499)                     (89)
                                                            ------------             ------------

Income (loss) from continuing operations                          (4,403)                   1,285

Income from discontinued operations, net
   of income taxes                                                    --                      883
                                                            ------------             ------------

Net income (loss)                                                 (4,403)                   2,168

Dividend requirement on preferred stock                             (142)                      --
                                                            ------------             ------------

Net income (loss) applicable to common stockholders         $     (4,545)            $      2,168
                                                            ============             ============

Earnings (losses) per common share:

Continuing operations                                       $      (0.51)            $       0.12
Discontinued operations                                               --                     0.08
                                                            ------------             ------------
                                                            $      (0.51)            $       0.20
                                                            ============             ============

Average number of common shares outstanding                    8,973,475               10,833,000
                                                            ============             ============





The accompanying notes are an integral part of these consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     Assets

                                                                             June 29, 1996  December 31, 1995
                                                                              (Unaudited)       (Audited)

Current assets:
   Cash and cash equivalents                                                   $   5,448         $   2,553
   Accounts receivable, net of allowances of
     $559 and $297, respectively                                                  12,655            22,257
   Inventories                                                                    24,215            31,318
   Prepaid expenses                                                                5,235             4,036
   Net assets of discontinued operations                                              --             3,623
                                                                               ---------         ---------

         Total current assets                                                     47,553            63,787

Property, plant and equipment, net                                                18,073            17,109
Goodwill, less amortization of $5,129 and
   $4,360, respectively, and other assets                                         41,555            39,912
                                                                               ---------         ---------

                                                                               $ 107,181         $ 120,808
                                                                               =========         =========

                                   Liabilities and Stockholders' Equity

Current liabilities:
   Short term borrowings                                                       $   5,468         $   4,234
   Accounts payable, accrued liabilities and
     other liabilities                                                            14,831            24,776
                                                                               ---------         ---------

          Total current liabilities                                               20,299            29,010

Other non-current liabilities                                                      2,479             2,367
Minority interest in subsidiary                                                       35               436

Stockholders' equity:
   Preferred stock, $35.00 cumulative
     convertible, issued and outstanding
     8,110 shares                                                                  8,110              8110
   Common stock, issued and outstanding
     8,973,475 shares                                                                359               359
   Additional paid in capital                                                     44,082            44,082
   Retained earnings                                                              31,854            36,399
   Cumulative translation adjustments                                                (37)               45
                                                                               ---------         ---------
                                                                                  84,368            88,995
                                                                               ---------         ---------
                                                                               $ 107,181         $ 120,808
                                                                               =========         =========


The accompanying notes are an integral part of these consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
                                 (In thousands)


                                                                         For the six months ended
                                                                   June 29, 1996          June 30, 1995
                                                                   -------------          -------------

Cash flows from operating activities:
  Net income (loss)                                                  $ (4,403)                $  2,168
  Adjustments to reconcile net income (loss) to
     net cash provided (used) by continuing operations
       Depreciation and amortization                                    3,272                    2,883
       Minority interest in subsidiary                                   (499)                     (89)
       Income from discontinued operations                                 --                     (883)
  Changes in assets and liabilities:
       Accounts receivable                                              9,602                      836
       Inventories                                                      7,103                   (2,458)
       Prepaid expenses and other assets                               (1,613)                  (1,084)
       Accounts payable, accrued liabilities, and
          other liabilities                                           (10,175)                  (3,846)
                                                                     --------                 --------
             Net cash provided (used) by continuing
               operations                                               3,287                   (2,473)
Net cash provided (used) by discontinued operations                      (347)                      52
                                                                     --------                 --------
             Net cash provided (used) by operating activities           2,940                   (2,421)
                                                                     --------                 --------


Cash flows from investing activities:
  Purchases of equipment                                               (3,467)                  (2,069)
  Capital expenditures by discontinued operations                          --                     (372)
  Proceeds from sale of discontinued business                           2,412                       --
  Business acquisition, net of cash acquired                               --                  (19,089)
                                                                     --------                 --------
             Net cash used by investing activities                     (1,055)                 (21,530)
                                                                     --------                 --------

Cash flows from financing activities:
  Borrowings on lines of credit, net                                    1,234                    7,190
  Borrowings on note payable                                               --                    5,000
  Repayments on note payable                                               --                     (500)
  Issuance of common stock                                                 --                   10,057
  Preferred cash dividend                                                (142)                    (142)
                                                                     --------                 --------
             Net cash provided by financing activities                  1,092                   21,605
                                                                     --------                 --------

Effect of exchange rate on cash                                           (82)                     266
                                                                     --------                 --------

Net increase (decrease) in cash and cash equivalents                    2,895                    (2080)

Cash and cash equivalents at beginning of period                        2,553                    4,021
                                                                     --------                 --------

Cash and cash equivalents at end of period                           $  5,448                 $  1,941
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

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


Note 2 - Supplemental Statements of Cash Flows Disclosure

Supplemental cash flow information (unaudited) for the six months ended June 29, 1996 and for the six months ended June 30, 1995 are summarized as follows:

                                                            Six Months Ended
                                                    June 29, 1996    June 30, 1995
                                                    -------------    -------------

Interest paid                                         $   185          $    603
                                                      =======          ========
Income taxes paid                                     $ 2,474          $  1,179
                                                      =======          ========

Business acquisition, net of cash acquired:
  Working capital, other than cash acquired           $    --          $   (644)
  Plant and equipment                                      --            (1,314)
  Purchase price in excess of the net assets
    acquired                                               --           (17,230)
  Other assets                                             --            (1,183)
  Noncurrent liabilities                                   --             1,282

         Net cash used to acquire a business          $    --          $ 19,089
                                                      =======          ========


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

The loss from continuing operations and loss per common share for the second quarter of 1996 of approximately $2,765 and $0.32, respectively, as compared to income from continuing operations and income per common share of $1,507 and $0.14, respectively, for the comparable quarter one year ago, is primarily due to the decrease in Valor's volume and gross margins as a percentage of sales, and one time charges associated with the class action lawsuit settlement and the Valor's reduction in work force charge. Additionally, the loss per share of common stock for the second quarter of 1996 excludes the anti dilutive impact of the assumed conversion of the Company's cumulative convertible preferred stock, which is convertible into 1,900,287 shares of common stock and includes the associated preferred dividend to arrive to net loss applicable to common shareholders.

Income from discontinued operations for the second quarter of 1996 decreased to zero from $470 or $0.04 per common share for the same period in the prior year. This decrease is a result of the Company's sale of both the electronic component and equipment segment and the electronic supply segment during December 1995 and February 1996, respectively.

Backlog at June 29, 1996, was $18.4 million, compared to $35.5 million at June 30, 1995. Valor's backlog was $17.4 million at June 29, 1996, compared to $29.6 million at June 30, 1995. Valor's backlog for the second quarter reflects decreased unit booking volumes. The Company's backlog at the beginning of each quarterly period is not indicative of sales for the future quarterly period. The Company's sales for any future quarterly period are dependent upon obtaining orders in a quarter for shipment within the same quarter. If these orders do not materialize, this could have an adverse affect on the Company's operating results for that quarterly period. Additionally, the Company's future performance on a quarter-to-quarter basis will be affected by the volume, mix and timing of orders received.

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

Management believes that funds on hand; those generated by operations; funds available through its $10.0 and $2.2 million lines of credit with a domestic bank and a foreign bank, respectively, of which approximately $5.7 and $2.2 million, respectively, were eligible as of June 29, 1996; and other financing alternatives available to the Company will be sufficient to finance working capital and currently projected capital expenditure requirements at least through the next twelve months. Currently, the Company is investigating other financing alternatives, including but not limited to, an expansion of credit facilities to include foreign based assets in the Company's borrowing base, offshore equipment lease financing, and private debt placement, one or several of which the Company believes it has the ability to complete. In addition, the Company has retained a financial advisor to pursue strategic alternatives related to Promptus, including but not limited to a corporate partnering, the sale, or other strategic opportunities, to maximize shareholder value. The Company can give no assurance that the terms of any such financing alternatives or any Promptus strategic alternatives will be satisfactory to the Company or that such agreements would be completed in a timely manner.

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



                                                              GTI CORPORATION
                                                              ---------------
                                                                (Registrant)


Date: November 14, 1996



                                  By: /s/ Douglas J. Downs
                                      ----------------------------------------
                                          Douglas J. Downs
                                          Vice President Finance and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)