Form 10-K
period 1996-12-31
GTI CORP
filed 1997-04-10
CIK 44319

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                             ------------------ TO
                              ------------------.

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

        SECURITIES REGISTERED PURSUANT TO SESSION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, PAR VALUE $.04

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definite proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.

     The aggregate market value of the registrants voting Common Stock, held by non-affiliates, based upon the closing price for the Registrant's Common Stock as reported in the NASDAQ National Market System on March 31, 1997 was $22,765,500. This was calculated by excluding shares of Common Stock and $35.00 Cumulative Convertible Preferred Stock beneficially owned by Telemetrix PLC and by directors and officers as a group from total outstanding shares solely for the purposes of this response.

     The number of shares of Common Stock of the Registrant issued and outstanding as of March 31, 1997: 8,973,475

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in the following parts of this report:

     Registrant's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or before April 10, 1997, in connection with Registrant's Annual Meeting of Stockholders to be held on May 15, 1997 is incorporated by reference into Part III of this Report. Certain sections of the Registrant's 1996 Annual Report to Stockholders are incorporated by reference to Parts I and II of this report.
================================================================================

                                     PART I

     This Form 10-K contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors (including risk factors) identified in this Form 10-K which could cause actual results to differ materially from those indicated by such forward-looking statements.

ITEM 1. BUSINESS

     Reference is made to the information required by Item 1 (General, Products, Customers, Sales and Marketing, Competition, Manufacturing and Suppliers, Product Development, Foreign Operations, International Sales, and Backlog) which are under their corresponding headings on pages 2 through 6 of the Company's 1996 Annual Report to Stockholders (the "Annual Report"), which information is hereby incorporated by reference.

GENERAL

     GTI Corporation was originally incorporated under the laws of Rhode Island in 1956 as Glass-Tite Industries, Inc. ("GTI-RI"). In March 1987, pursuant to an Agreement and Plan of Merger, GTI-RI merged with and into GTI Delaware, Inc., a Delaware corporation. At the effective time of the merger, the name of the surviving corporation was changed to GTI Corporation. As a result of a series of subsequent acquisitions and divestitures, GTI's only current continuing operation is Valor Electronics, Inc., a wholly-owned subsidiary of the Company ("Valor"). As used herein, the term "Company" or "GTI" refers to GTI Corporation and, unless specifically identified otherwise, all of its subsidiaries.

     Since the acquisition of Valor, the Company has evolved into a broad-based supplier of signal management components to original equipment manufacturers ("OEMs") of local area networks ("LAN") and wide area networks ("WANs") for data communications. The Company designs, manufactures, markets, and supports a broad family of standards-based magnetic components with application-specific interface solutions for signal management in networking and internetworking products. These signal management products provide signal processing and power transfer functions such as circuit isolation and impedance matching, signal shaping and conditioning, noise reduction and filtering, and voltage conversion. These electrical functions help enable the OEMs hardware and software product architecture to transmit data over the LAN transmission media.

DISCONTINUED OPERATIONS

     The Company's electronic components and equipment segment was sold in December 1995, and its distribution products segment was sold in February 1996. In March 1997, Promptus Communications, Inc., a majority-owned subsidiary of the Company ("Promptus") entered into an agreement to sell the net assets of its Network Access Card ("NAC") business for approximately $20.0 million of which approximately $14.5 million will be paid in cash and will be paid in 223,881 shares of VideoServer, Inc.'s common stock, subject to regulatory approval. Immediately after the sale of its NAC business, Promptus has agreed to purchase 100% of the Promptus common stock held by the Company and repay indebtedness to the Company for for an aggregate of approximately $11.6 million, net of certain transaction costs. Management expects these transactions to close during the quarter ended June 28, 1997.

BUSINESS SEGMENT INFORMATION

     As a result of the discontinued operations and related divestitures described above, the Company now operates only in the networking products industry segment. During the years presented herein, 100% of the revenues from continuing operations were derived from Valor.

PROPRIETARY RIGHTS

     Because its products are subject to rapidly changing design, the Company believes that, patent and copyright protection are less significant to the Company's competitive position than factors such as the knowledge, ability, and experience of the Company's personnel, new product development, product quality, market recognition, and on-going customer support. To protect its proprietary rights in these products, the Company primarily relies on trade secrets and nondisclosure agreements. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The laws of some foreign countries do not protect the Company's proprietary rights in the Company's products to the same extent as do the laws of the United States.

EMPLOYEES

     The number of persons employed by the Company, excluding the employees of Promptus, as of March 1, 1997, was approximately 7,620. Of these employees, approximately 6,500 were employed by the Company's PRC operations; 960 were employed by the Company's Philippines operations, and approximately 140 were employed by the Company's domestic operations. In addition, approximately 1,476 and 410 persons are employed by the Company's PRC and Philippine subcontractors, respectively, to manufacture certain of the Company's networking products. The Company considers its relationships with its employees and subcontractors to be good.

ENVIRONMENTAL COMPLIANCE

     The Company is subject to various federal, state, and local environmental protection laws and regulations and, from time to time, has incurred costs for environmental compliance, none of which to date has been material. The Company has been studying and undertaking certain remedial actions with respect to groundwater pollution and soil contamination conditions at its closed facility in Leesburg, Indiana. The Company anticipates that additional environmental expenses will be incurred in future years as the Company continues its environmental studies and analysis, and upon mutual agreement with a certain state agency implements a remediation plan. Based on current knowledge, the Company does not believe that any future expenses associated with environmental remediation will have a material impact on the financial position of the Company.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages, and offices held by the Company's current executive officers:

          NAME              AGE                        OFFICE
------------------------    ---     --------------------------------------------
Albert J. Hugo-Martinez     50      President and Chief Executive Officer and
                                    Director
Bruce C. Myers              41      Vice President Finance, Chief Financial
                                    Officer, Treasurer and Secretary

     There are no family relationships among the executive officers and directors of the Company.

     Albert J. Hugo-Martinez became president and chief executive officer of the Company in March 1996. From 1988 to 1995, Mr. Hugo-Martinez was president and chief executive officer of Applied Micro Circuits Corp. in San Diego, California. Prior thereto, he held various management positions with TRW, Burr Brown Corporation, and Motorola Semiconductor. Mr. Hugo-Martinez is a director of Microchip Corp. and the UCSD Cancer Center.

     Bruce C. Myers became vice president of finance and chief financial officer of the Company on January 21, 1997. From June 1989 to December 1996, Mr. Myers was chief operating officer and chief financial officer of Xscribe Corporation in San Diego, California. Prior thereto, Mr. Myers held various positions with Arthur Andersen LLP for eleven years.

ITEM 2. PROPERTIES

     The Company's and Valor's world-wide headquarters as well as the principal executive, marketing, sales, product development, manufacturing process design, materials procurement, managerial and manufacturing support, and a warehousing facility are located in a leased building in San Diego, California. The manufacturing operations for Valor are located in three leased facilities in the PRC and the Philippines.

     The majority of the Company's operations are conducted in leased facilities. The following table sets forth the Company's principal leased facilities by location, square footage, segment and use, lease expiration, and renewal options:

                    APPROXIMATE                                               RENEWAL
                      SQUARE                                 YEAR OF LEASE    OPTIONS
     LOCATION         FOOTAGE       SEGMENT PRODUCTS/USES     EXPIRATION     #/PERIOD
------------------  -----------   -------------------------  -------------   ---------
U.S.A.
  San Diego, CA        40,000     Corporate Office                2002       2/2 years
                                  Networking Products/Valor                       each
                                  administration, product
                                  development
  San Diego, CA         7,525     Networking Products/Valor       2002       2/2 years
                                  warehouse, stockroom                            each
HONG KONG
  Kowloon              12,450     Networking Products/Valor       1997       1/3 years
                                  regional sales office
PEOPLE'S REPUBLIC
  OF CHINA(1)
  Factory 1           133,000     Networking Products/Valor       1997(2)         None(2)
                                  signal processing, power
                                  transfer
  Factory 2           174,000     Networking Products/Valor       2000            None
                                  signal processing, power
                                  transfer
PHILIPPINES
  Cabuyao              34,400     Networking Products/Valor       1997       1/5 years
                                  signal processing, power
                                  transfer

---------------

(1) The PRC facilities are operated directly by the Company under negotiated contracts between the Company and the provincial government of China. In addition to the manufacturing space indicated, each facility includes space for staff quarters and dormitories. Such living quarters in the aggregate represent 177,200 square feet of space.

(2) The Company intends to extend the existing lease arrangement for this facility during 1997. There can be no assurance that the terms of the extended lease arrangement will be acceptable to the Company. In the event that the lease is not extended, this would have a material adverse effect on the Company's operations, results of operations, and financial position.

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

     In December 1995, a class-action lawsuit was filed in the United States District Court, Southern District of California, against the Company and certain of its officers and directors alleging violations of the Securities Exchange Act of 1934. Specifically, the complaint asserted, among other claims, that the Company artificially inflated the value of its Common Stock by making false and misleading statements about expected financial results. In July 1996, the Company entered into a Stipulation of Settlement which was approved by the Court with prejudice and all claims were released. The settlement amount was $1 million of which $400,000 was paid by the Company and $600,000 was paid by the Company's insurance carrier.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Reference is made to the information under the heading "Market of the Registrant's Common Stock and Related Security Holder Matters" on page 6 of the Annual Report, which information is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

     Reference is made to the information under the heading "Selected Financial Data" on pages 6 and 7 of the Annual Report, which information is hereby incorporated by reference.

     The selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere as part of the Annual Report, which information is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 12 of the Annual Report, which information is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements as of December 31, 1996 and 1995 and for the three years in the period ending December 31, 1996, 1995, and 1994 and the related Report of Independent Public Accountants are contained in the Annual Report for the year ended December 31, 1996, which information is hereby incorporated by reference. An index to such materials appears on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is set forth in the Company's 1997 Proxy Statement under the headings "Election of Directors -- Nominees for Election as Directors", and "Compensation and Other Transactions with Officers and Directors", and "Compliance with Section 16 of the Exchange Act" and is incorporated herein by reference. See Part I Item 1 "Executive Officers of the Company" for a discussion of the executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is included in the Company's 1997 Proxy Statement under the heading "Compensation and Other Transactions with Officers and Directors" (excluding the information under the heading subcaption "Compensation Committee Report") and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information related to security ownership of certain beneficial owners and security ownership of management is set forth in the Company's 1997 Proxy Statement under the headings "Principal Stockholders" and "Election of Directors-Aggregate Stock Ownership of Directors and Officers" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the Company's 1997 Proxy Statement under the headings "Election of Directors- Nominees for Election as Directors" and Note 3 to the table under "Election of Directors-Aggregate Stock Ownership of Directors and Officers" and "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Consolidated Financial Statements and Consolidated Financial Statement Schedules

        The Report of Independent Public Accountants and the related financial statement schedule appear on pages F-2 and F-3, respectively, hereon.

     (b) Exhibits

        The documents listed on the Exhibit Index appearing at pages 7 through 12 of this Report are filed herewith. The 1997 Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated herein by reference. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's Common Stock as of April 15, 1997, subject to payment in advance of a fee of $.15 per page to reimburse the Company for reproduction costs.

        Each management contract or compensatory plan or arrangement listed in the Exhibit Index has been marked with the letter "C" to identify it as such.

     (c) Reports on Form 8-K

        The following reports on Form 8-K were filed during the fourth quarter of 1996:

        Report dated November 12, 1996, reporting under Item 5 an announcement of the court's approval of a Stipulation of Settlement of a class-action lawsuit filed in December 1995 against the Company and certain of its officers, and directors. Additionally, the Company announced that a certain officer of the Company resigned.

        Report dated December 12, 1996, reporting under Item 5 an announcement that Mr. Andre Horn (69) retired from the Board of Directors of the Company.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             REFERENCE PAGE
                                                                      ----------------------------
                                                                            1996
                                                                      ANNUAL REPORT TO
                                                                        STOCKHOLDERS     FORM 10-K
                                                                      ----------------   ---------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS............................         13
CONSOLIDATED FINANCIAL STATEMENTS...................................
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER
  31, 1996, 1995, 1994..............................................         14
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1996 AND 1995........         15
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
  DECEMBER 31, 1996, 1995 AND 1994..................................         16
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER
  31, 1996, 1995, AND 1994..........................................         17
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................         18
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES...............                        F-2
SCHEDULE II.........................................................                        F-3

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To GTI Corporation:

We have audited in accordance with generally accepted auditing standards the consolidated financial statements incorporated by reference in this Form 10K, and have issued our report thereon dated March 25, 1997. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   ARTHUR ANDERSEN LLP

San Diego, California,
March 25, 1997

                                GTI CORPORATION

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

                                                                  ADDITIONS
                                                              ------------------
                                                BALANCE AT    CHARGED TO                        BALANCE AT
                                               BEGINNING OF   COSTS AND            DEDUCTIONS     END OF
                 DESCRIPTION                      PERIOD       EXPENSES    OTHER      (A)          YEAR
---------------------------------------------  ------------   ----------   -----   ----------   ----------
Allowance for doubtful accounts:
Year ended December 31, 1996.................      $225          $ 60       $ --      $(84)        $201
Year ended December 31, 1995.................      $143          $ 90       $ --      $ (8)        $225
Year ended December 31, 1994.................      $131          $ 12       $ --      $ --         $143

---------------

(A) Amount represents accounts written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GTI CORPORATION

April 8, 1997                             By: /s/ ALBERT J. HUGO-MARTINEZ
                                            ------------------------------------
                                                  Albert J. Hugo-Martinez
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                  SIGNATURE                                  TITLE                      DATE
---------------------------------------------   --------------------------------   --------------


            /s/ TIMOTHY M. CURTIS                           Director                April 8, 1997
---------------------------------------------
              Timothy M. Curtis

          /s/ EDMUND B. FITZGERALD                          Director                April 8, 1997
---------------------------------------------
            Edmund B. Fitzgerald

         /s/ ALBERT J. HUGO-MARTINEZ                       President                April 8, 1997
---------------------------------------------      Chief Executive Officer &
           Albert J. Hugo-Martinez               Director (Principal Executive
                                                            Officer)

                                                Chairman of the Board & Director    April  , 1997
---------------------------------------------
               Kenneth E. Maud

             /s/ BRUCE C. MYERS                  Vice President -- Finance and      April 8, 1997
---------------------------------------------       Chief Financial Officer
               Bruce C. Myers                       (Principal Financial and
                                                      Accounting Officer)

            /s/ ROBERT E. VENTER                            Director                April 8, 1997
---------------------------------------------
              Robert E. Venter

                                 EXHIBIT INDEX

     The following Exhibits to this report are filed herewith, or if marked with an asterisk (*), are incorporated herein by reference. Each management contract or compensatory plan or arrangement has been marked with the letter "C" to identify it as such.

                                                  MANAGEMENT
                                                  CONTRACT OR                PRIOR FILING OR
EXHIBIT                                          COMPENSATORY                SEQUENTIAL PAGE
NUMBER               DESCRIPTION              PLAN OR ARRANGEMENT             NUMBER HEREIN
------   -----------------------------------  -------------------   ---------------------------------
  3.1    *Certificate of Incorporation of                           Exhibit 3.01 to Form 8-B filed
          GTI Corporation                                           with the Commission on July 11,
                                                                    1987**
  3.2    *Certificate of Merger of GTI                              Exhibit 3.02 to Form 8-B filed
          Corporation into GTI Delaware,                            with the Commission on July 11,
          Inc. as filed with Delaware                               1987**
          Secretary of State
  3.3    *Articles of Merger of GTI                                 Exhibit 4.01 to Report on Form 8-
          Corporation into GTI Delaware,                            K dated November 2, 1988**
          Inc. as filed with Rhode Island
          Secretary of State
  3.4    *Certificate of Designation of the                         Exhibit 4.01 to Report on Form 8-
          $35.00 Cumulative Convertible                             K dated November 2, 1988**
          Preferred Stock By-Laws of GTI
          Corporation, as amended
  3.5    *By-Laws of GTI Corporation, as                            Exhibit 3.5 to Annual Report on
          amended as of February 26, 1992                           Form 10-K for year ended December
                                                                    31, 1991**
  4.1    *Credit Agreement and Note dated as                        Exhibit 4.1 to Annual Report on
          of December 1, 1992, between GTI                          Form 10-K for year ended December
          Corporation and Union Bank                                31, 1991**
  4.2    *First Amendment to Credit                                 Exhibit 99.02 to Amendment No. 1
          Agreement and Note between GTI                            to Registration Statement on Form
          Corporation and Union Bank dated                          S-3 (No. 33-65086) filed on July
          May 7, 1993                                               16, 1993
  4.3    *Second Amendment to Credit                                Exhibit 99.03 to Amendment No. 1
          Agreement and Note between the                            to Registration Statement on Form
          Company and Union Bank dated July                         S-3 (No. 33-65086) filed on July
          15, 1993                                                  16, 1993
  4.4    *Third Amendment to Credit                                 Exhibit 4.4 to Annual Report on
          Agreement and Note dated as of                            Form 10-K for year ended December
          March 24, 1994                                            31, 1993**
 10.1    *GTI Corporation 1980 Employee           C                 Exhibit 4.4 to Annual Report on
          Stock Option Plan                                         Form 10-K for year ended December
                                                                    31, 1993**
 10.2    *Amendments to 1980 Employees Stock      C                 Exhibit 10.1 to Post-Effective
          Option Plan adopted May 8, 1981                           Amendment No. 1 to Form S-8
                                                                    Registration Statement (No. 2-
                                                                    68202) filed on May 12, 1981
 10.3    *Amendments to 1980 Employees Stock      C                 Exhibit 4.03 to Post-Effective
          Option Plan dated June 4, 1987                            Amendment No. 2 to Form S-8
                                                                    Registration Statement (No. 2-
                                                                    68202) filed on July 1, 1987
 10.4    *Amendment to 1980 Employees Stock       C                 Exhibit 4.03 to Post-Effective
          Option Plan dated December 13,                            Amendment No. 3 to Form S-8
          1989                                                      Registration Statement (No. 2-
                                                                    68202) filed on May 7, 1990

---------------

**Commission File No. 1-4289

                                                  MANAGEMENT
                                                  CONTRACT OR                PRIOR FILING OR
EXHIBIT                                          COMPENSATORY                SEQUENTIAL PAGE
NUMBER               DESCRIPTION              PLAN OR ARRANGEMENT             NUMBER HEREIN
------   -----------------------------------  -------------------   ---------------------------------
 10.5    *Amendment to 1980 Employees Stock       C                 Exhibit 10.5 to Annual Report on
          Option Plan dated February 9, 1994                        Form 10-K for the year ended
                                                                    December 31, 1993**
 10.6    *GTI Corporation 1982 Employees          C                 Exhibit 10.5 to Annual Report on
          Stock Option Plan                                         Form 10-K for the year ended
                                                                    December 31, 1992**
 10.7    *Amendments to 1982 Employees Stock      C                 Exhibit 5.01 to Post-Effective
          Option Plan adopted June 4, 1987                          Amendment No. 1 to Form S-8
                                                                    Registration Statement (No. 2-
                                                                    86797) filed on July 1, 1987
 10.8    *Amendment to 1982 Employees Stock       C                 Exhibit 4.03 to Post-Effective
          Option Plan adopted May 3, 1990                           Amendment No. 2 to Form S-8
                                                                    Registration Statement (No. 2-
                                                                    86797) filed on May 7, 1990
 10.9    *Amendment to 1982 Employees Stock       C                 Exhibit 10.9 to Annual Report
          Option Plan dated February 9, 1994                        onForm 10-K for the year ended
                                                                    December 31, 1993**
10.10    *GTI Corporation 1985 Stock Option       C                 Exhibit A to definitive Proxy
          Plan for Non-Employee Directors                           Statement dated March 28, 1986
10.11    *Amendment to GTI Corporation 1985       C                 Exhibit 10.11 to Annual Report on
          Stock Option Plan for Non-Employee                        Form 10-K for year ended December
          Directors                                                 31, 1993**
10.12    *GTI Corporation Stock Incentive         C                 Exhibit 4.01 to Form S-8
          Plan (1989)                                               Registration Statement (No. 33-
                                                                    34667) filed May 7, 1990
10.13    *Amendment to GTI Corporation Stock      C                 Exhibit 10.10 to Annual Report on
          Incentive Plan (1986)                                     Form 10-K for year ended December
                                                                    31, 1991**
10.14    *Amendments to GTI Corporation           C                 Exhibit 10.14 to Annual Report on
          Stock Incentive Plan (1989)                               Form 10-K for year ended December
                                                                    31, 1993**
10.15    *GTI Corporation 1989 Stock Option       C                 Exhibit 4.01 to Form S-8
          Plan for Non-Employee Directors                           Registration Statement (No. 33-
                                                                    34668) filed May 7, 1990**
10.16    *Amended and Restated Cash of            C                 Exhibit 10.13 to Annual Report on
          Deferred Profit Sharing plan for                          Form 10-K for year ended December
          Employees of GTI Corporation and                          31, 1991**
          its Affiliates
10.17    *Guarantee of GTI Corporation dated                        Exhibit 10.13 to Annual Report on
          September 24, 1982, for the                               Form 10-K for year ended December
          obligations of GTI-Ireland, Ltd.                          31, 1992**
10.18    *Guarantee of GTI Corporation dated                        Exhibit 10.14 to Annual Report on
          July 10, 1982, to Allied Irish                            Form 10-K for year ended December
          Banks Ltd. in relation to leasing                         31, 1992**
          of machinery and equipment by
          GTI-Ireland Ltd.
10.19    *Allied Irish Banks Ltd. and GTI-                          Exhibit 10.15 to Annual Report on
          Ireland Ltd. master agreement                             Form 10-K for year ended December
          dated July 10, 1982, in relation                          31, 1992**
          to leasing future equipment and
          machinery

---------------

**Commission File No. 1-4289

                                                  MANAGEMENT
                                                  CONTRACT OR                PRIOR FILING OR
EXHIBIT                                          COMPENSATORY                SEQUENTIAL PAGE
NUMBER               DESCRIPTION              PLAN OR ARRANGEMENT             NUMBER HEREIN
------   -----------------------------------  -------------------   ---------------------------------
10.20    *Agreement dated October 12, 1982,                         Exhibit 10.16 to Annual Report on
          among GTI-Ireland Ltd., GTI                               Form 10-K for year ended December
          Corporation, and the industrial                           31, 1992**
          Development Authority (of Ireland)
10.21    *Employment Agreement dated April        C                 Exhibit 10.15 to Annual Report on
          13, 1989, between GTI Corporation                         Form 10-K for year ended December
          and Gary L. Luick                                         31, 1989**
10.22    *Letter Agreement dated May 12,          C                 Exhibit 10.18 to Annual Report on
          1990, between GTI Corporation and                         Form 10-K for year ended December
          Jack VanderKnyff                                          31, 1992**
10.23    *Employment Agreement dated March        C                 Exhibit 10.19 to Annual Report on
          9, 1992, between GTI Corporation                          Form 10-K for year ended December
          and R. Bert McClung                                       31, 1992**
10.24    *Indemnification Agreement dated                           Exhibit 10.20 to Form 8-B filed
          June 23, 1987, between GTI                                with the Commission on July 11,
          Corporation and John C. Brittain                          1987**
10.25    *Indemnification Agreement dated                           Exhibit 10.24 to Annual Report on
          May 5, 1989, between GTI                                  Form 10-K for year ended December
          Corporation and Gary L. Luick                             31, 1989**
10.26    *Indemnification Agreement dated                           Exhibit 19.5 to Report on Form
          August 27, 1990, between GTI                              10-Q for quarter ended September
          Corporation and Douglas J. Downs                          30, 1990**
10.27    *Indemnification Agreement dated                           Exhibit 10.24 to Annual Report on
          August 27, 1991, between GTI                              Form 10-K for year ended December
          Corporation and Andre R. Horn                             31, 1992**
10.28    *Indemnification Agreement dated                           Exhibit 10.26 to Annual Report on
          February 26, 1992, between GTI                            Form 10-K for year ended December
          Corporation and Arthur S. Walsh                           31, 1992**
10.29    *Indemnification Agreement dated                           Exhibit 10.27 to Annual Report on
          May 26, 1992, between GTI                                 Form 10-K for year ended December
          Corporation and Henry N. Huta                             31, 1992**
10.30    *Indemnification Agreement dated                           Exhibit 10.30 to Annual Report on
          May 12, 1993, between GTI                                 Form 10-K for year ended December
          Corporation and Jesse Rifkind                             31, 1993**
10.31    *Indemnification Agreement dated                           Exhibit 10.31 to Annual Report on
          May 12, 1993, between GTI                                 Form 10-K for year ended December
          Corporation and Edmund B.                                 31, 1993**
          Fitzgerald
10.32    *Indemnification Agreement dated                           Exhibit 10.32 to Annual Report on
          May 12, 1993, between GTI                                 Form 10-K for year ended December
          Corporation and Robert E. Venter                          31, 1993**
10.33    *Indemnification Agreement dated                           Exhibit 10.33 to Annual Report on
          February 9, 1994, between GTI                             Form 10-K for year ended December
          Corporation and Timothy M. Curtis                         31, 1993**
10.34    *Indemnification Agreement dated                           Exhibit 10.34 to Annual Report on
          May 3, 1991, between GTI                                  Form 10-K for year ended December
          Corporation and Jack VanderKnyff                          31, 1993**
10.35    *Indemnification Agreement dated                           Exhibit 10.35 to Annual Report on
          May 15, 1992, between GTI                                 Form 10-K for year ended December
          Corporation and R. Bert McClung                           31, 1993**
10.36    *Indemnification Agreement dated                           Exhibit 10.36 to Annual Report on
          August 1993 between GTI                                   Form 10-K for year ended December
          Corporation and Donald J. Moore                           31, 1993**

---------------

**Commission File No. 1-4289

                                                  MANAGEMENT
                                                  CONTRACT OR                PRIOR FILING OR
EXHIBIT                                          COMPENSATORY                SEQUENTIAL PAGE
NUMBER               DESCRIPTION              PLAN OR ARRANGEMENT             NUMBER HEREIN
------   -----------------------------------  -------------------   ---------------------------------
10.37    *GTI Corporation Stock Option            C                 Exhibit 10.25 to Annual Report on
          Agreement (Nonstatutory Stock                             Form 10-K for year ended December
          Options) dated as of May 5, 1989,                         31, 1989**
          between GTI Corporation and Gary
          L. Luick (1980 Plan)
10.38    *GTI Corporation Stock Option            C                 Exhibit 10.25 to Annual Report on
          Agreement (Nonstatutory Stock                             Form 10-K for year ended December
          Options) dated as of May 5, 1989,                         31, 1989**
          between GTI Corporation and Gary
          L. Luick (1982 Plan)
10.39    *Management Shares Agreement dated       C                 Exhibit 2.02 to Report on Form
          as of June 29, 1990, among GTI                            8-K dated September 12, 1990
          Corporation, Valor Electronics,
          Inc., and the Shareholders named
          therein
10.40    *Letter Agreement dated June 22,                           Exhibit 99.01 to Registration
          1993, relating to purchase of                             Statement on Form S-3 (No.
          Valor minority shares                                     33-65086) filed on June 25, 1993
10.41    *Letter Agreement dated September        C                 Exhibit 10.41 to Annual Report on
          2, 1993, between GTI Corporation                          Form 10-K for year ended December
          and John C. Brittain                                      31, 1993**
10.42    *GTI Corporation Key Executive           C                 Exhibit 10.42 to Annual Report on
          Long-Term Incentive Plan and Trust                        Form 10-K for year ended December
          Agreement                                                 31, 1993**
10.43    *Amendment to GTI Corporation 1989       C                 Exhibit 10.14 to Annual Report on
          Stock Incentive Plan                                      Form 10-K for year ended December
                                                                    31, 1993**
10.44    *Placement Agency Agreement dated                          Exhibit 1.1 Report on Form 8-K
          January 5, 1995, between the                              dated January 6, 1995
          Company and Needham & company,
          Inc., as Agent, including
          Subscription Form and Escrow
          Agreement
10.45    *Consent and Fifth Amendment to                            Exhibit 99.1 to Report on Form
          Credit Agreement and Note between                         8-K dated January 6, 1995
          the Company and Union Bank dated
          as of November 30, 1994
10.46    *Merger Agreement dated as of                              Exhibit 2.1 to Report on Form 8-K
          October 15, 1994, among the                               dated January 6, 1995
          Company, GTI Acquisition Corp.,
          Promptus, and certain shareholders
          of Promptus
10.47    *Amendment dated as of January 6,                          Exhibit 2.2 to Report on Form 8-K
          1995 to Merger Agreement dated as                         dated January 6, 1995
          of October 15, 1994, among the
          Company, GTI Acquisition Corp.,
          Promptus, and certain shareholders
          of Promptus
10.48    *Management Shares Agreement dated       C                 Exhibit 10.48 to Annual Report on
          January 5, 1995, between the                              Form 10-K for year ended December
          Company, Promptus Communications,                         31, 1994
          Inc., and the Shareholders named
          therein

---------------

**Commission File No. 1-4289

                                                  MANAGEMENT
                                                  CONTRACT OR                PRIOR FILING OR
EXHIBIT                                          COMPENSATORY                SEQUENTIAL PAGE
NUMBER               DESCRIPTION              PLAN OR ARRANGEMENT             NUMBER HEREIN
------   -----------------------------------  -------------------   ---------------------------------
10.49    *Indemnification Agreement dated                           Exhibit 10.49 to Annual Report on
          October 12, 1994, between GTI                             Form 10-K for year ended December
          Corporation and Richard C. Barron                         31, 1994**
10.50    *Indemnification Agreement dated                           Exhibit 10.50 to Annual Report on
          February 15, 1995, between GTI                            Form 10-K for year ended December
          Corporation and Kirk D'Orazio                             31, 1994**
10.51    *Indemnification Agreement dated                           Exhibit 10.51 to Annual Report on
          February 15, 1995, between GTI                            Form 10-K for year ended December
          Corporation and Aurelio Lucci                             31, 1994**
10.52    *Amendment to Employment Agreement       C                 Exhibit 10.52 to Annual Report on
          dated March 29, 1995, between GTI                         Form 10-K for year ended December
          Corporation and Gary L. Luick                             31, 1994
10.53    *Stock Purchase Agreement dated                            Exhibit 99.1 to Current Report on
          February 15, 1996, by and among                           Form 8-K, as amended, dated
          GTI Corporation and Insulectro                            December 21, 1995
10.54    *Asset Purchase Agreement dated                            Exhibit 99.1 to Current Report on
          December 16, 1995, by and among                           Form 8-K, as amended, dated
          GTI Corporation and Component                             December 21, 1995
          InterTechnologies, Inc.
10.55    *Consent and Sixth Amendment to                            Exhibit 10.55 to the Annual
          Credit Agreement and Note between                         Report on Form 10-K for the year
          the Company and Union Bank dated                          ended December 31, 1995
          June 29, 1995
10.56    *Consent and Seventh Amendment to                          Exhibit 10.56 to the Annual
          Credit Agreement and Note between                         Report on Form 10-K for the year
          the Company and Union Bank dated                          ended December 31, 1995
          December 19, 1995
10.57    *Consent and Eight Amendment to                            Exhibit 10.57 to the Annual
          Credit Agreement and Note between                         Report on Form 10-K for the year
          the company and Union Bank dated                          ended December 31, 1995
          February 15, 1996
10.58    *Indemnification Agreement dated                           Exhibit 10.58 to the Annual
          May 10, 1995, between GTI                                 Report on Form 10-K for the year
          Corporation and Kenneth E. Maud                           ended December 31, 1995
10.59    Employment Agreement effective           C
          March 13, 1996, between GTI
          Corporation and Albert J. Hugo-
          Martinez
10.60    Waiver And Ninth Amendment to
          Credit Agreement and Note Between
          Union Bank and the Company
10.61    *Note Purchase Agreement dated                             Exhibit 10.1 to Current Report on
          February 11, 1997 between Valor                           Form 8-K dated February 11, 1997
          Electronics, Inc. and Telemetrix
          PLC
10.62    *Secured Promissory Note dated                             Exhibit 10.2 to Current Report on
          February 11, 1997 between Valor                           Form 8-K dated February 11, 1997
          Electronics, Inc. and Telemetrix
          PLC
10.63    *Subordination Agreement dated                             Exhibit 10.3 to Current Report on
          February 11, 1997 between Valor                           Form 8-K dated February 11, 1997
          Electronics, Inc. and Telemetrix
          PLC

---------------

**Commission File No. 1-4289

                                                  MANAGEMENT
                                                  CONTRACT OR                PRIOR FILING OR
EXHIBIT                                          COMPENSATORY                SEQUENTIAL PAGE
NUMBER               DESCRIPTION              PLAN OR ARRANGEMENT             NUMBER HEREIN
------   -----------------------------------  -------------------   ---------------------------------
10.64    Indemnification Agreement dated
          March 13, 1996, between GTI
          Corporation and Albert
          Hugo-Martinez
10.65    Stock Purchase Agreement dated
          March 24, 1997 between GTI
          Corporation and Promptus
          Communications, Inc.
   13    The Company's Annual Report to
          Shareholder's for the year ended
          December 31, 1996 expressly
          incorporated by reference herein
 21.1    List of Subsidiaries of the
          Registrant
 23.1    Consent of Independent Public
          Accountants
 99.1    *Letter Agreement dated August 25,                         Exhibit 28.01 to Registration
          1992, between GTI Corporation and                         Statement on Form S-3 (No.
          Telemetrix PLC, re: California tax                        33-52386) filed September 24,
          matter                                                    1992

---------------

**Commission File No. 1-4289