Form 10-Q
period 1997-03-31
GTI CORP
filed 1997-05-13
CIK 44319

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549




                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the quarterly period ended March 29, 1997    Commission File Number  1-4289


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

                                    Yes X No


As of May 1, 1997, the registrant had only one class of Common Stock, par value $.04 per share, of which there were 8,973,475 shares outstanding.



This report on Form 10Q contains 11 pages.

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                        GTI CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
                     (In thousands, except per share data)

                                                            For the three months ended
                                                        ---------------------------------
                                                          March 29,             March 30,
                                                           1997                   1996
                                                        ----------             ---------
Sales                                                      $22,393               $26,618
Cost of sales                                               16,509                20,689
                                                        ----------             ---------
   Gross profit                                              5,884                 5,929
Operating expenses                                           5,476                 6,818
                                                        ----------             ---------

Operating profit (loss)                                        408                  (889)
Other expense (income), net                                    120                   (34)
                                                        ----------             ---------

Income (loss) from continuing operations
   before income taxes                                         288                  (855)
Income tax provision (benefit)                                 100                  (300)

                                                        ----------             ---------
Income (loss) from continuing operations                       188                  (555)

Loss from discontinued operations,
    net of income taxes                                          -                (1,083)

                                                        ----------             ---------
Net income (loss)                                             $188               ($1,638)
                                                        ==========             =========



Earnings (losses) per common share:


Continuing operations                                        $0.02                ($0.07)
Discontinued operations                                          -                 (0.12)
                                                        ==========             =========
                                                             $0.02                ($0.19)
                                                        ==========             =========

Weighted average number of shares outstanding           10,898,600             8,973,475
                                                        ==========             =========



The accompanying notes are an integral part of these consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     Assets
                                                                               March 29,            December 31,
                                                                                1997                   1996
                                                                             ------------           -----------
                                                                              (unaudited)             (audited)
Current assets:
      Cash and cash equivalents                                                 $  3,865              $  3,219
      Accounts receivable, net of allowance of $195
         and $201, respectively                                                   11,861                11,502
      Inventories                                                                 22,036                18,551
      Prepaid expenses and other                                                   6,484                 6,802
      Net assets of discontinued operations                                       11,622                11,637
                                                                                 -------               --------
            Total current assets                                                  55,868                51,711

Property, plant and equipment, net                                                16,409                15,974
Goodwill, less amortization of $4,385 and $4,211,
   respectively, and other assets                                                 23,395                23,839
                                                                                 -------               --------
                                                                                 $95,672               $91,524
                                                                                 =======               ========

                      Liabilities and Stockholders' Equity

Current liabilities:
      Short term borrowings                                                     $  7,195              $  4,900
      Current portion of long-term debt due to affilitate                          1,250                     -
      Accounts payable, accrued and other liabilities                             16,767                17,298
                                                                                 -------               --------
            Total current liabilities                                             25,212                22,198

Long-term debt due to affiliate                                                    1,250                     -
Deferred income taxes and other liabilities                                        1,896                 2,176

Stockholders' equity:
      Preferred stock, $35.00 cumulative convertible,
         issued and outstanding 8,110 shares                                       8,110                 8,110
      Common stock, issued 8,973,475 and
         8,973,475 shares, respectively                                              359                   359
      Additional paid in capital                                                  44,082                44,082
      Retained earnings                                                           14,761                14,644
      Cumulative translation adjustments                                               2                   (45)
                                                                                 -------               --------
           Total stockholders' equity                                             67,314                67,150
                                                                                 -------               --------
                                                                                 $95,672               $91,524
                                                                                 =======               ========

The accompanying notes are an integral part of these consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
                                 (In thousands)

                                                                                For the three-months ended
                                                                             --------------------------------
                                                                              March 29,              March 30,
                                                                                1997                   1996
                                                                             ---------               --------
Cash flows from operating activities:
   Net income (loss)                                                             $   188               ($1,638)
   Adjustments to reconcile net income (loss) to net cash
     provided (used) by continuing operations:
       Depreciation and amortization                                               1,311                 1,271
       Loss from discontinued operations                                               -                 1,083
   Changes in assets and liabilities:
       Accounts receivable                                                          (359)                7,981
       Inventories                                                                (3,485)                2,362
       Prepaid expenses and other assets                                            (270)                 (394)
       Accounts payable, accrued liabilities and other liabilities                   (24)               (8,686)
                                                                                 -------               -------
             Net cash provided (used) by continuing operations                    (2,639)                1,979
   Net cash provided (used) by discontinued operations                                91                (1,842)
                                                                                 -------               -------
             Net cash provided (used) by operating activities                     (2,548)                  137
                                                                                 -------               -------


Cash flows from investing activities:
   Purchases of property, plant and equipment                                     (1,572)               (1,324)
   Capital expenditures of discontinued operations                                   (76)                 (289)
   Proceeds from sale of discontinued business                                         -                 2,218
                                                                                 -------               -------
             Net cash provided (used) by investing activities                     (1,648)                  605
                                                                                 -------               -------

Cash flows from financing activities:
   Borrowings (repayments) on lines of credit, net                                 2,295                (1,238)
   Proceeds from long-term debt due to affiliate                                   2,500                     -
   Preferred cash dividend                                                             -                   (71)
                                                                                 -------               -------
             Net cash provided (used) by financing activities                      4,795                (1,309)
                                                                                 -------               -------

Net change in cumulative translation adjustments                                      47                   (82)
                                                                                 -------               -------

Net increase (decrease) in cash and cash equivalents                                 646                  (649)

Cash and cash equivalents at beginning of period                                   3,219                 2,553
                                                                                 -------               -------

Cash and cash equivalents at end of period                                       $ 3,865               $1 ,904
                                                                                 =======               =======





The accompanying notes are an integral part of these consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

Note 1 - Basis Of Presentation

The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The Company believes that the disclosures contained herein are adequate to make the condensed consolidated financial information not misleading. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The condensed consolidated statements of operations for the three months ended March 29, 1997 may not be indicative of the expected results for the year ended December 31, 1997.

Note 2 - Discontinued Operations

In April 1997, the Company divested its interest in its Promptus subsidiary in transactions and for consideration substantially the same as disclosed in Note 12 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Company received 157,795 shares of VideoServer common stock as part of the consideration. The Company is unable to liquidate these shares in a public market until they have been registered with the Securities and Exchange Commission. Management anticipates these shares to be registered and liquidated during the quarterly period ended September 27, 1997. The ultimate proceeds to the Company for these shares is subject to market volatility and fluctuation.

Note 3 - Supplemental Statements of Cash Flows Disclosure

Supplemental cash flow information (unaudited) for the three-months ended March 29, 1997 and March 30, 1996 are summarized as follows:

                                      March 29, 1997          March 30, 1996
                                      -------------           --------------
                                       (Unaudited)              (Unaudited)
Interest paid                             $  92                   $   64
                                          =====                   ======
Income taxes paid                         $ 369                   $2,387
                                          =====                   ======

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

Note 4 - Inventories

Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:

                                               March 29, 1997          December 31, 1996
                                               --------------          -----------------
                                               (Unaudited)                (Audited)
Raw materials and supplies                        $ 7,124                   $ 5,891
Work in process                                     6,007                     3,748
Finished goods                                      8,905                     8,912
                                                  -------                   -------
   Total inventories                              $22,036                   $18,551
                                                  =======                   =======

Note 5 - Due to Affiliate

In February 1997, the Company entered into a $2.5 million Note Purchase Agreement with Telemetrix PLC (the Company's majority shareholder) and a related Common Stock Purchase Warrant Agreement (the "Warrant") as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Existing and prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, such investors should specifically consider various factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and other filings with the Securities and Exchange Commission which could cause actual results to differ materially from those indicated by such forward-looking statements.

Dollar amounts are expressed in thousands, except per share amounts.

Quarter Ended March 29, 1997:

Results of Operations

Revenues decreased by approximately 15.9% from $26,618 for the first quarter ended March 30, 1996 to $22,393 for the comparable quarter in 1996. This decrease consisted of an approximate 10.6% decrease in average selling prices (including the effects of changes in mix) and an approximate 5.9% decrease in unit volume. Management attributes the decrease in average selling prices to the competitive pressures caused by downward pressures on prices in the market for networking products from which the Company provides components. The decrease in unit volume is also attributed to these market conditions as well as to certain manufacturing and product issues that resulted from the 1996 restructuring of the Company's off-shore manufacturing operations. Management believes that these issues have been and continue to be addressed, and that measurable improvements have been made. Management further believes that these improvements contributed directly to the improved current quarter results.

Sales to foreign customers decreased for the first quarter of 1997 by 9.7%, representing 42.3% of total Valor sales, compared to 51.4% of total Valor sales for the first quarter of 1996. This decrease in the mix of foreign sales is primarily attributed to decreased unit volume to Valor's European customers and to a lessor extent Valor's Asian customers.

Two of Valor's OEM customers collectively accounted for 28.7% and 29.9% of Valor's sales in the current and prior quarter, respectively. The sales percentage from Valor's OEM customers has historically fluctuated and may continue to vary in future periods. Management believes that future sales concentration to these customers is likely to continue; consequently, such concentration may adversely affect both average selling prices and future sales growth.

Cost of sales decreased $4,180 or 20.2% from $20,689 during the first quarter of 1996 to $16,509 during the same quarter in 1997. This decrease is primarily due to decreased unit volumes and the inclusion of a $760 provision for planned process and design engineering changes in the first quarter of 1996.

Gross profit decreased $45 from $5,929 during the first quarter of 1996 to $5,884 for the same quarter in 1997. Gross margins as a percent of sales increased 3.9% for the first quarter ended March 29, 1997 to 26.2%, compared to 22.3% for the same quarterly period in 1996. This increase in Valor's gross margins as a percentage of sales is primarily attributable to the prior quarter $760 provision described above. Excluding this provision, gross margins as a percentage of sales would have increased approximately 1.1%. This increase is associated with Valor's overhead cost reductions during 1996 beginning to turn through inventories and positively impact costs of sales as a percentage of sales. Based on Valor's current fixed-cost structure, if future volumes manufactured are significantly less than anticipated, the actual cost per unit and gross margins could be materially and adversely affected.

Operating expenses for the first quarter of 1997 decreased 19.7% from $6,818 during the first quarter of 1996 to $5,476 during the same quarter of 1997. As a percentage of sales, these operating expenses decreased approximately 0.9% during the quarter ended March 29, 1997 as compared to the same quarterly period in 1996. This decrease in percentage and dollar terms are principally due to decreases in administration and engineering salaries.

Other expense, net, for the first quarter of 1997 increased $154 from $34 other income, net, to $120 of other expense, net. This is primarily due to increased interest expense associated with increased borrowings.

The Company's tax provision (benefit) related to continuing operations was $100 provision for the first quarter of 1997 compared to $300 benefit for the same quarterly period one year ago. The increase in tax provision of $400 is a result of the profitable operations.

The increase in income (loss) from continuing operations and income (loss) per common share for the first quarter of 1997 of approximately $783 and $0.08, respectively, to $188 and $0.02, respectively, from the comparable period one year ago, is primarily due to Valor's increase in gross margins as a percentage of sales and a decrease in operating expenses offset by an increase in interest expense.

The decrease in the loss from discontinued operations of $1,083 is a result of the Company accruing at December 31, 1996 for Promptus's estimated operating losses during the estimated divestiture period.

The net income (loss) and income (loss) per common share for the first quarter of 1997 increased $1,826 and $0.20, respectively to income of $188 and $0.02 from a loss of $(1,638) and $(0.19), respectively, for the comparable period one year ago. The increase is due to the factors mentioned above.

Valor's backlog at March 29, 1997, was $17.5 million, compared to $25.8 million at March 30, 1996. The Company's backlog at the beginning of each quarterly period is not sufficient to achieve anticipated revenues for the quarter. As a result, the Company's sales for any future quarterly period are dependent upon obtaining orders in a quarter for shipment within the same quarter. If these orders do not materialize, this could have an adverse affect on the Company's operating results for that quarterly period. Additionally, the Company's future performance on a quarter-to-quarter basis will be affected by the volume, mix and timing of orders received.

Liquidity and Capital Resources

In 1996, the Company's liquidity was adversely effected by ongoing operating losses at Promptus, by increased operating losses at Valor, and by the costs of restructuring Valor, among other things. These liquidity requirements were funded in 1996 primarily through proceeds from the sale of operations discontinued in 1995 and by reductions in Valor inventory and receivable levels. To help compensate for the 1996 net reduction in available liquidity, in February 1997 the Company obtained a $2.5 million two year term note from its majority shareholder as more fully described in the Company's 1996 Annual Report. Also in April 1997, the Company sold its majority interest in Promptus, as more fully described below. As a result of these transactions, the Company's liquidity should be adequate for the foreseeable future also as more fully described below.

In April 1997, the Company completed its disposal of Promptus. The Company received approximately $8.2 million in cash, net of transaction costs, and 157,795 shares of VideoServer (NASDAQ: VSVR) common stock. The Company is unable to liquidate the VideoServer shares until the shares have been registered with the Securities and Exchange Commission. Management anticipates these shares to be registered during the quarterly period ended September 27, 1997. The ultimate proceeds to the Company for the VideoServer, Inc. shares is subject to market volatility and fluctuation.

The Company is currently satisfying its working capital and capital expenditure requirements through internally generated cash from operations, bank borrowings, and the proceeds from the disposal of Promptus, as described above. The Company has a line of credit agreement with a bank that expires on June 30, 1997. The total amount available under this line is $7.5 million, subject to the balance of eligible accounts receivable. About $5.7 million was available at May 8, 1997. Interest accrues at prime plus one and one-quarter percent, and outstanding borrowings are collateralized by substantially all of the Company's domestic assets. The Company is negotiating an extension of this line to December 31, 1997, and a related decrease in maximum borrowings to $6 million. Management anticipates this extension to be finalized in June 1997.

The ratio of current assets to current liabilities was 2.2 to 1.0 on March 29, 1997, compared to 2.3 to 1.0 on December 31, 1996. Net cash used by continuing operations for the first three months of 1997 was $2,693 compared to cash provided by continuing operations of $1,979 for the comparable three months in 1996. This increase in cash used by continuing operations is attributable to an increase in inventories and accounts receivable offset by an increase in net income and accounts payable and accrued liabilities. Net cash provided by discontinued operations increased $1,933 to $91 primarily as a result of a decrease in the loss from discontinued operations offset by an increase in working capital.

During the first three-months of 1997, the Company purchased capital equipment approximating $1.6 million. These expenditures were primarily for production equipment and information systems. The Company anticipates that additional capital expenditures will be made during the balance of 1997 and will range from approximately $4.4 million to $6.4 million. These capital expenditures are anticipated to be primarily for manufacturing and process engineering equipment and information systems, depending on the need to further increase automation and capacity at Valor. The Company anticipates that most such capital expenditures will be funded through cash generated from operations, borrowings on the line of credit with a bank, and/or proceeds from the disposal of Promptus.

Management believes that funds on hand, funds generated by operations, funds available through its line of credit, and the proceeds from the sale of Promptus will be sufficient to finance working capital needs, projected capital expenditure requirements and debt maturities at least through the next twelve months.

Dividends on the Company's 8,110 shares of outstanding $35.00 cumulative convertible preferred stock accrue at an annual rate of $35.00 per share, payable quarterly. During the three-months ended March 29, 1997, cash dividends approximating $71,000 were accrued and not paid. Management anticipates paying the accrued quarterly dividends of approximately $71,000 for both December 1996 and March 1997 during the quarter ended June 28, 1997.

                           PART II - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:

                  None.

              (b) Reports on Form 8-K

                  The following report on Form 8-K were filed during the first quarter of 1997:

                  Current Report dated February 11, 1997 filed on February 26, 1997, reporting item 5 disclosing and describing the $2.5 million loan from Telemetrix PLC (a majority stockholder of the Company) and warrant to Telemetrix PLC to purchase 250,000 shares of the Company's Common Stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 GTI CORPORATION
                                 ---------------
                                   (Registrant)

Date: May 13, 1997


                                 By:  \s\ Bruce C. Myers
                                          ------------------------------------
                                          Bruce C. Myers
                                          Vice President Finance and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)