Form 10-Q
period 1997-06-28
GTI CORP
filed 1997-08-08
CIK 44319

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1997


                          Commission File Number 1-4289



                                 GTI CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                        05-0278990
-------------------------------               ----------------------------------
(State or other jurisdiction of               I.R.S. Employer Identification No.
incorporation or organization)



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

As of August 8, 1997, the Registrant had one class of Common Stock, at a par value of $.04 per share, with 8,973,475 shares outstanding.



This Report on Form 10-Q contains 13 pages.

                                      INDEX

                                 GTI CORPORATION



                                                                                                   Page
                                                                                                   ----
PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

Condensed consolidated statements of operations for the three and six months ended June 28,
         1997 and for the three and six months ended June 29, 1996                                   3

Condensed consolidated balance sheets as of June 28, 1997 and December 31, 1996                      4

Condensed consolidated statements of cash flows for the six months ended June 28, 1997 and
         June 29, 1996                                                                               5

Notes to condensed consolidated financial statements                                                 6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                8


PART II - OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                                          12

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                                           12


SIGNATURE                                                                                           13

                                 GTI CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     For the three months ended     For the six months ended
                                                                    -----------------------------  ---------------------------
                                                                    June 28, 1997   June 29, 1996  June 28,1997   June 29,1996
                                                                    -------------  --------------  ------------   ------------
Sales                                                                  $ 23,011       $ 23,017       $ 45,404       $ 49,635
Cost of sales                                                            16,508         19,328         33,017         40,017
                                                                       --------       --------       --------       --------

Gross profit                                                              6,503          3,689         12,387          9,618
Operating expenses                                                        5,891          6,501         11,367         13,319
                                                                       --------       --------       --------       --------

Operating profit (loss)                                                     612         (2,812)         1,020         (3,701)
Loss on sale of securities                                                  672             --            672             --
Other expenses                                                               52            123            172             89
                                                                       --------       --------       --------       --------

Income (loss) from continuing operations
     before income taxes                                                   (112)        (2,935)           176         (3,790)

Provision (benefit) for income taxes                                        177           (650)           277           (950)
                                                                       --------       --------       --------       --------

Loss from continuing operations                                            (289)        (2,285)          (101)        (2,840)

Loss from discontinued operations,
     net of income taxes                                                     --           (480)            --         (1,563)
                                                                       --------       --------       --------       --------

Net loss                                                               $(   289)      $( 2,765)      $(   101)      $( 4,403)
                                                                       ========       ========       ========       ========


Net loss per share of common stock and common stock equivalents:

Continuing operations                                                  $(  0.04)      $(  0.26)      $(  0.03)      $(  0.33)
Discontinued operations                                                      --          (0.06)            --          (0.18)
                                                                       --------       --------       --------       --------

Net loss                                                               $(  0.04)      $(  0.32)      $(  0.03)      $(  0.51)
                                                                       ========       ========       ========       ========

Weighted average number of common shares
     and common stock equivalents                                         8,973          8,973          8,973          8,973
                                                                       ========       ========       ========       ========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 GTI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        June 28 1997
                                                                         (Unaudited)             Dec 31,1996
                                                                         -----------             -----------

Current assets:
     Cash and cash equivalents                                             $  3,086                $  3,219
     Accounts receivable, net                                                11,866                  11,502
     Inventories                                                             26,946                  18,551
     Prepaid expenses and other                                               6,576                   6,802
     Net assets of discontinued operations                                    1,730                  11,637
                                                                           --------                --------

                        Total current assets                                 50,204                  51,711

Property, plant and equipment, net                                           16,766                  15,974
Goodwill and other assets                                                    23,008                  23,839
                                                                           --------                --------

                                                                           $ 89,978                $ 91,524
                                                                           ========                ========


Current liabilities:
     Accounts payable, accrued and other liabilities                       $ 19,207                $ 17,298
     Short-term borrowings                                                       --                   4,900
     Current portion of long-term debt due to affiliate                       1,250                      --
                                                                           --------                --------

                        Total current liabilities                            20,457                  22,198

Long-term debt due to affiliate, net of current portion                       1,250                      --
Deferred income taxes and other liabilities                                   1,330                   2,176

Stockholders' equity:
     Preferred stock, $35.00 cumulative convertible,
          8,110 shares issued and outstanding                                 8,110                   8,110
     Common stock, 8,973,475 shares issued and oustanding                       359                     359
     Additional paid in capital                                              44,082                  44,082
     Retained earnings                                                       14,401                  14,644
     Cumulative translation adjustment                                          (11)                    (45)
                                                                           --------                --------

                        Total stockholders' equity                           66,941                  67,150
                                                                           --------                --------

                                                                           $ 89,978                $ 91,524
                                                                           ========                ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 GTI CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   For the six months ended
                                                                               -----------------------------------
                                                                               June 28, 1997         June 29, 1996
                                                                               -------------         -------------

Cash flows from operating activities:
          Loss from continuing operations                                         $  (101)            $(2,840)
          Adjustments:
               Depreciation and amortization                                        2,614               2,896
               Loss on sale of securities                                             672                  --
               Change in assets and liabilities:
                          Accounts receivable                                        (364)              9,453
                          Inventories                                              (8,395)              7,257
                          Prepaid expenses and other                                  226                (202)
                          Other non-current assets                                    831              (1,340)
                          Accounts payable, accrued and other liabilities           1,909              (9,979)
                          Other non-current liabilities                              (846)                 52
                                                                                  -------             -------
          Net cash flow provided (used) by continuing operations                   (3,454)              5,297
          Net operating cash flows used by discontinued operations                   (701)             (2,783)
                                                                                  -------             -------
Net cash provided (used) by operating activities                                   (4,155)              2,514
                                                                                  -------             -------

Cash flows from investing activities:
          Purchases of property, plant and equipment                               (3,406)             (3,041)
          Proceeds from sale of discontinued operations                             9,936               2,412
                                                                                  -------             -------
Net cash provided (used) by investing activities                                    6,530                (629)
                                                                                  -------             -------

Cash flows from financing activities:
          Proceeds from (repayment of) lines of credit, net                        (4,900)              1,234
          Proceeds from long-term debt due to affiliate                             2,500                  --
          Preferred stock cash dividend                                              (142)               (142)
                                                                                  -------             -------
Net cash provided (used) by financing activities                                   (2,542)              1,092
                                                                                  -------             -------

Net change in cumulative translation adjustment                                        34                 (82)
                                                                                  -------             -------

Net increase (decrease) in cash and cash equivalents                                 (133)              2,895

Cash and cash equivalents - beginning of period                                     3,219               2,553
                                                                                  -------             -------

Cash and cash equivalents - end of period                                         $ 3,086             $ 5,448
                                                                                  =======             =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        GTI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect the accounts of GTI Corporation (the "Company"), together with its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to prevent the information from being misleading. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present the results of operations and financial position as of the dates and for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. The results for the interim periods presented are not necessarily indicative of results to be expected for a full year.

Certain prior-year amounts have been reclassified to conform to current-year presentation.


NOTE 2:  SUPPLEMENTAL STATEMENTS OF CASH FLOWS DISCLOSURE

Supplemental cash flow information (unaudited) for the six months ended June 28, 1997 and June 29, 1996 are summarized as follows:


                          For the six months ended
                         ----------------------------
                         June 28, 1997   June 29, 1996
                         ------------    ------------
Interest paid             $      269        $     185
                          ==========        =========

Income taxes paid         $      512        $   2,474
                          ==========        =========

NOTE 3:  INVENTORIES

Inventories, stated at the lower of cost (first in, first out) or market, are summarized as follows:

                    June 28, 1997
                     (Unaudited)       December 31, 1996
                     -----------         ----------
Raw materials          $10,650             $ 5,891
Work in process          5,697               3,748
Finished goods          10,599               8,912
                       -------             -------

Total inventories      $26,946             $18,551
                       =======             =======



NOTE 4:  DUE TO AFFILIATES

In February 1997, the Company entered into a $2.5 million Note Purchase Agreement with Telemetrix PLC (the Company's majority shareholder) and a related Common Stock Purchase Warrant Agreement (the "Warrant") as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 5:  DISCONTINUED OPERATION

In April 1997, the Company divested its interest in its Promptus subsidiary as described more fully in the Form 8-K filed with the Securities and Exchange Commission on May 13, 1997. In the quarter ended June 28, 1997, the Company incurred a $672 loss on the liquidation of the VideoServer shares received in connection with the Promptus divestiture, resulting from the decline in value of VideoServer from the Promptus divestiture date to the date the Company was able to liquidate the VideoServer shares. This $672 loss was recorded in continuing operations.


NOTE 6:  EARNINGS PER SHARE

Primary and fully diluted earnings per share are identical for all periods presented.

For interim and annual periods ending after December 15, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, which sets forth the basis for the computation of "basic" earnings per share and "dilutive" earnings per share from the previous method of computing both "primary" and "fully dilutive" earnings per share under Accounting Principles Board Opinion No. 15 ("APB No. 15"), Earnings Per Share. Early implementation of SFAS 128 is not permitted. The earnings per share figures for the periods presented in this Form 10-Q are not materially different from the amounts that would have been calculated using SFAS 128.

In loss periods, such as those presented in this Form 10-Q, the Company's preferred stock is assumed not converted and the related preferred stock dividends are added to the loss for purposes of the loss per share calculation.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


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

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere herein.

Figures are expressed in thousands, except per share amounts.


                              RESULTS OF OPERATIONS

Three months ended June 28, 1997 compared to the three months ended June 29,
1996
----------------------------------------------------------------------------

Revenues remained constant between quarters and were $23,011 for the second quarter ended June 28, 1997 compared to $23,017 for the comparable quarter in 1996. The flat revenue in the current quarter resulted from an approximate 8.2% decrease in average selling prices (including the effects of changes in mix), offset by an approximate 8.9% increase in unit volume. Management attributes the decrease in average selling prices to the competitive pressures caused by downward pressures on prices in the market for networking products for which the Company provides components. The decrease in average selling prices also resulted from a greater current-quarter mix of lower-priced components for telecommunications markets. The 8.9% increase in unit volume generally resulted from growth in the overall market for networking products, improved quality in the Company's products, and initial successes in telecommunications markets.

Sales to foreign customers of Valor decreased 5.7% for the second quarter of 1997 to 44.3% from 50.0% in the second quarter of 1996. This overall decrease in foreign sales is primarily attributed to decreased volume to Valor's European customers and, to a lesser extent, Valor's Asian customers.

Two of Valor's OEM customers collectively accounted for 27.8% and 26.4% of Valor's sales in the current and prior quarter, respectively. The sales percentage from Valor's OEM customers has historically fluctuated and may continue to vary in future periods. Management believes that future sales concentration to these customers is likely to continue; consequently, such concentration may adversely affect both average selling prices and future sales growth.

Valor's backlog at June 28, 1997, was approximately $14.4 million compared to approximately $17.4 million at June 29, 1996. The Company's backlog at the beginning of each quarterly period is not sufficient to achieve anticipated revenues for the quarter. As a result, the Company's sales for any quarterly period are dependent upon obtaining "turns business" (i.e., orders in a quarter for shipment within the same quarter). Further, current trends are towards a greater dependence on turns business as the Company's customers demand shorter lead times and provide fewer long-term orders. Management expects this trend to continue. If turns orders do not materialize, the Company's operating results will be adversely affected. The Company's future performance on a quarter-to-quarter basis will be heavily affected by the volume, mix and timing of orders received.

Cost of sales decreased $2,820 or 14.6% from $19,328 (84.0% of revenue) in the second quarter of 1996 to $16,508 (71.7% of revenue) in the second quarter of 1997. This decrease is primarily due to reduced manufacturing overhead costs resulting from the Company's July 1996 restructuring of its Asia manufacturing operations. The decreased cost of sales in the current quarter also resulted from decreased provisions for excess and obsolete inventories.

Gross profit increased $2,814 or 76.3% from $3,689 in the second quarter of 1996 to $6,503 for the comparable quarter in 1997. Gross profit as a percent of sales increased from 16.0% to 28.3%. These improved margins resulted from the decreased overhead and obsolescence costs and increased volume, which positive factors more than off set the decreased sales prices. Nevertheless, based on Valor's current fixed-cost structure, if future volumes manufactured are significantly less than anticipated, the actual cost per unit and gross profit could be materially and adversely affected.

Operating expenses for the second quarter of 1997 decreased by $610 or 9.4% from $6,501 (28.2% of sales) in the second quarter of 1996 to $5,891 (25.6% of sales) for the comparable quarter of 1997. The prior-year quarter included a $600 charge related to a litigation matter and a $650 charge related to employee severance. Absent these prior-quarter costs, operating expenses increased by 12.2% due primarily to increased sales and marketing efforts in the current quarter.

Other expenses for the second quarter of 1997 decreased $71 from $123 in the comparable quarter of the prior year to $52 in the current quarter. However, in the current quarter, the Company incurred a $672 loss on the liquidation of the VideoServer shares received in connection with the Promptus divestiture, resulting from the decline in value of VideoServer from the Promptus divestiture date to the date the Company was able to liquidate the VideoServer shares.

The Company's tax provision (benefit) related to continuing operations was $177 provision for the second quarter of 1997 compared to $650 benefit for the comparable quarter of the prior year. The current quarter provision is disproportionate to the current-quarter loss from continuing operations because the loss related to the VideoServer shares is a capital loss which has not been tax benefited. The tax benefit from the second quarter of 1996 resulted from the carryback of operating losses to previous profitable periods.

The increase in gross profit and the decreases in operating expenses and other expenses, offset by the loss on the VideoServer securities, resulted in a loss from continuing operations for the second quarter of 1997 of $289 or $0.04 per share. This compares to a loss from continuing operations of $2,285 or $0.26 per share in the comparable quarter of the prior year. Including the effects of discontinued operations in the second quarter of 1996, the net loss decreased $2,476 from $2,765 or $0.32 per share in the prior quarter to $289 or $0.04 per share in the current quarter.


Six months ended June 28, 1997 compared to the six months ended June 29, 1996
-----------------------------------------------------------------------------

Revenues decreased $4,231 or 8.5% from $49,635 in the six months ended June 29, 1996 to $45,404 in the six months ended June 28, 1997. This decrease in sales resulted from an approximate 6.3% decrease in average selling prices (including the effects of changes in mix), coupled with an approximate 2.4% decrease in unit volume. Management attributes the decrease in average selling prices to the competitive pressures caused by downward pressures on prices in the market for networking products for which the Company provides components. The decrease in average selling prices also resulted from a greater current-period mix of lower-priced components for telecommunications markets. The 2.4% decrease in unit volume resulted from the significant drop in unit volume from the first quarter to the second quarter of the prior year. Although unit volumes have increased since then, volumes have not yet returned to the 1996 first-quarter levels.

For the six-month period ended June 28, 1997, sales to foreign customers of Valor decreased 6.7% to 43.3% from 50.0% in the comparable period of 1996. This decrease in the mix of foreign sales is primarily attributed to decreased volume to Valor's European customers and, to a lesser extent, Valor's Asian customers.

Two of Valor's OEM customers collectively accounted for 28.2% and 29.3% of Valor's sales in the current and prior period, respectively. The sales percentage from Valor's OEM customers has historically fluctuated and may continue to vary in future periods. Management believes that future sales concentration to these customers is likely to continue; consequently, such concentration may adversely affect both average selling prices and future sales growth.

Cost of sales decreased $7,000 or 17.5% from $40,017 (80.6% of revenue) in the six month period of 1997 to $33,017 (72.7% of revenue) during the same period of 1996. This decrease is primarily due to decreased manufacturing overhead costs resulting from the Company's July 1996 restructuring of its Asia manufacturing operations. The decreased cost of sales also resulted from decreased provisions for excess and obsolete inventories and a prior-period provision of $760 for planned process and design engineering changes.

Gross profit increased $2,769 or 28.8% from $9,618 (19.4% of revenue) in the six month period of 1996 to $12,387 (27.3% of revenue) in the same period in 1997. These improved margins resulted from the decreased overhead, process change and obsolescence costs, which positive factors more than offset the decreased average selling prices.

Operating expenses for the six month period of 1997 decreased by $1,952 or 14.7% from $13,319 (26.8% of revenue) in the six month period of 1996 to $11,367 (25.0% of revenue) for the comparable period in 1997. The prior year period included a $600 charge related to a litigation matter and a $650 charge related to employee severance. Absent these prior period costs, operating expenses decreased $702 or 5.8% primarily as a result of the early 1996 restructuring of the Company's corporate office.

Other expenses for the six-month period of 1997 increased $83 from $89 to $172 is primarily due to increased interest expense associated with increased borrowings. Additionally, in the current quarter, the Company incurred a $672 loss on the liquidation of the VideoServer shares received in connection with the Promptus divestiture, resulting from the decline in value of VideoServer from the Promptus divestiture date to the date the Company was able to liquidate the VideoServer shares.

The Company's tax provision (benefit) related to continuing operations was $277 provision for the six month period of 1997 compared to $950 benefit for the comparable period of the prior year. The current-period provision is disproportionate to the current-period loss from continuing operations because the loss related to the VideoServer shares is a capital loss which has not been tax benefited. The tax benefit in the comparable period of the prior year resulted from the carryback of the prior-period operating losses to previous profitable periods.

The increase in gross profit and the decrease in operating expenses, offset by the loss on the VideoServer securities and the increase in other expenses, resulted in a loss from continuing operations for the six-month period of 1997 of $101 or $0.03 per share. This compares to a loss from continuing operations of $2,840 or $0.33 per share in the comparable six-month period of the prior year. Including the effects of discontinued operations in the prior period of 1996, the net loss decreased $4,302 from $4,403 or $0.51 per share in the prior period to $101 or $0.03 per share in the six-month period of 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended June 28, 1997 the Company satisfied its working capital and capital expenditure requirements through borrowings from a related party, the proceeds from the disposal of Promptus, and internally generated cash from operations (net income before depreciation and amortization). The Company's primary uses of these available funds was to add equipment, increase inventories and reduce line of credit borrowings. These sources and uses of cash are detailed in the Statement of Cash Flows included elsewhere in this Form 10-Q.

For the six month period ended June 28, 1997, the Company's inventories increased by about $8.4 million. This increase resulted, in part, from current period sales levels being lower than anticipated in the Company's production plan. The increase in inventory also resulted from management's strategy to increase inventory levels in order to meet the delivery timing and safety stock levels expected by customers. Management expects inventory to decrease in the second half of 1997, but there can be no assurance that such decrease will occur, and there can be no assurance that the Company's inventory will be sold at the prices or margins experienced in recent periods. If orders do not materialize, and if inventory levels continue to rise, the Company's financial position could be adversely effected.

In February 1997, the Company obtained a $2.5 million two year term note from its majority shareholder as more fully described in the Company's 1996 Annual Report. The first payment on this note of $625 plus interest is due in August 1997.

In April 1997, the Company completed the divestiture of its interest in Promptus Communications, Inc. The Company received approximately $8.2 million in cash, net of transaction costs, and 157,795 shares of VideoServer (NASDAQ: VSVR) common stock. Through July 1997, the Company has sold approximately 140,000 of these shares for total proceeds of about $1.5 million. The remaining shares will be sold within the next year.

The Company has a line of credit agreement with a bank that expires on December 31, 1997. The total amount available under this line is $6 million, subject to the balance of eligible accounts receivable (as defined). As of June 28, 1997, approximately $4.8 million was available on the line of credit, none of which was outstanding. Interest on the line of credit accrues at prime plus one and one-quarter percent, and outstanding borrowings are collateralized by substantially all of the Company's domestic assets. The agreement requires that the Company decrease its inventory levels by about $5 million on or before September 30, 1997. There can be no assurance that this decrease will occur, and if it does not occur, there can be no assurance that the bank will waive the event of default. If the bank terminates the line of credit, the Company's available liquidity would be adversely effected.

During the first six months of 1997, the Company purchased capital equipment approximating $3.4 million. These expenditures were primarily for production equipment and information systems. The Company anticipates that additional capital expenditures will be made during the balance of 1997, which will range from $3 million to $5 million. These capital expenditures are anticipated to be primarily for manufacturing and process engineering equipment, depending on the need to further increase automation and capacity at Valor. The Company anticipates that most of such capital expenditures will be funded through cash generated from operations or line of credit borrowings.

Management believes that funds on hand, funds generated by operations, and funds available through its line of credit will be sufficient to finance working capital needs, projected capital-expenditure requirements and debt maturities at least through the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Company's 1996 Annual Meeting of Stockholders was held on May 15, 1997 for the purpose of electing a Board of Directors for the ensuing year and ratifying the selection of Arthur Andersen LLP as the Company's independent public accountants for 1997.


         Each of the nominees for seats on the Company's Board were duly elected. The tabulation for all nominees was as follows:


                                                          Against /               Abstained /
Nominee                             For                   Withheld                Not Voted
-------------------------        ---------                 -------                 -------
Timothy M. Curtis                8,194,049                 146,608                 144,106
Edmund B. Fitzgerald             8,194,521                 146,136                 144,106
Albert J. Hugo-Martinez          8,194,299                 146,358                 144,106
Kenneth E. Maud                  8,194,351                 146,306                 144,106
Robert E. Venter                 7,810,819                 529,838                 144,106



         Also at the 1996 Annual Meeting of Stockholders, the selection of Arthur Andersen LLP as the Company's independent public accountants was ratified. The following is the vote tabulation for this matter:

                                                                 Against /            Abstained /
Matter                                         For               Withheld              Not Voted
-----------------------------------          ---------           --------              ---------
Ratification of Arthur Andersen LLP          8,317,025            14,165                 10,917





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits

                  Exhibit 27 - Financial Data Schedule

         b)    Reports on Form 8-K

                  On May 13, 1997, GTI Corporation (the "Company") filed a Report on Form 8-K regarding 1) the closing of an asset-purchase transaction (effective April 28, 1997) between Promptus Communications, Inc. ("Promptus," GTI's majority owned subsidiary) and VideoServer, Inc. ("VideoServer") (NASDAQ: VSVR) whereby VideoServer purchased from Promptus certain assets and assumed certain liabilities known as the Network Access Cards division and 2) subsequent to "1)" above, the closing of a stock-purchase transaction (effective April 28, 1997) between the Company and Promptus whereby Promptus purchased from the Company 100% of the Promptus shares held by the Company.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           GTI CORPORATION
                                           ---------------
                                            (Registrant)



         Date:    August 8, 1997           By:  /s/ BRUCE C. MYERS
                                              --------------------
                                           Bruce C. Myers
                                           Vice President Finance and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)