Form 10-Q
period 1997-09-30
GTI CORP
filed 1997-11-07
CIK 44319

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OR THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1997


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

                                  Yes [X]   No [ ]

As of November 7, 1997, the Registrant had one class of Common Stock, at a par value of $.04 per share, with 8,973,475 shares outstanding.





This Report on From 10-Q contains 13 pages.

                                      INDEX

                                 GTI CORPORATION


                                                                                 Page
                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

Condensed consolidated statements of operations for the three and nine
        months ended September 27, 1997 and for the three and nine months          3
        ended September 28, 1996

Condensed consolidated balance sheets as of September 27, 1997 and December        4
        31, 1996

Condensed consolidated statements of cash flows for the nine months ended
        September 27, 1997 and September 28, 1996                                  5

Notes to condensed consolidated financial statements                               6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                 8


PART II - OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                        12

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                         12


SIGNATURE                                                                         13

                                 GTI CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                     For the three months ended                 For the nine months ended
                                              ----------------------------------------   ---------------------------------------
                                              September 27, 1997    September 28, 1996   September 27, 1997   September 28, 1996
                                              ------------------    ------------------   ------------------   ------------------
Sales                                               $ 19,130             $ 20,560             $ 64,534             $ 70,195
Cost of sales                                         15,285               17,932               48,302               57,949
                                                    --------             --------             --------             --------

Gross profit                                           3,845                2,628               16,232               12,246
Operating expenses                                     5,450                6,883               16,817               20,202
                                                    --------             --------             --------             --------

Operating profit (loss)                               (1,605)              (4,255)                (585)              (7,956)
Loss on sale of securities                                --                   --                  672                   --
Other expenses                                           167                   36                  339                  125
                                                    --------             --------             --------             --------

Income (loss) from continuing operations
     before income taxes                              (1,772)              (4,291)              (1,596)              (8,081)

Provision (benefit) for income taxes                    (277)                (100)                  --               (1,050)
                                                    --------             --------             --------             --------

Loss from continuing operations                       (1,495)              (4,191)              (1,596)              (7,031)

Loss from discontinued operations,
     net of income taxes                                  --                 (936)                  --               (2,499)
                                                    --------             --------             --------             --------

Net loss                                            $ (1,495)            $ (5,127)            $ (1,596)            $ (9,530)
                                                    ========             ========             ========             ========


Net  loss per share of common stock
and common stock equivalents:

Continuing operations                               $  (0.17)            $  (0.47)            $  (0.20)            $  (0.81)
Discontinued operations                                   --                (0.11)                  --                (0.28)
                                                    --------             --------             --------             --------

Net loss                                            $  (0.17)            $  (0.58)            $  (0.20)            $  (1.09)
                                                    ========             ========             ========             ========

Weighted average number of common shares
     and common stock equivalents                      8,973                8,973                8,973                8,973
                                                    ========             ========             ========             ========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 GTI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                             September 27, 1997
                                                                 (Unaudited)      December 31, 1996
                                                             -------------------  -----------------
 Current assets:
     Cash and cash equivalents                                     $  8,650           $  3,219
     Accounts receivable, net                                        12,019             11,502
     Inventories, net                                                25,915             18,551
     Prepaid expenses and other                                       2,618              6,802
     Net assets of discontinued operations                              200             11,637
                                                                   --------           --------

               Total current assets                                  49,402             51,711

Property, plant and equipment, net                                   15,816             15,974
Goodwill and other assets                                            22,003             23,839
                                                                   --------           --------

                                                                   $ 87,221           $ 91,524
                                                                   ========           ========


Current liabilities:
     Accounts payable, accrued and other liabilities               $ 15,560           $ 17,298
     Short-term borrowings                                            2,500              4,900
     Current portion of long-term debt due to affiliate               1,250                 --
                                                                   --------           --------

               Total current liabilities                             19,310             22,198

Long-term debt due to affiliate, net of current portion                 625                 --
Deferred income taxes and other liabilities                           1,911              2,176

Stockholders' equity:
     Preferred stock, $35.00 cumulative convertible,
          8,110 shares issued and outstanding                         8,110              8,110
     Common stock, 8,973,475 shares issued and oustanding               359                359
     Additional paid in capital                                      44,082             44,082
     Retained earnings                                               12,835             14,644
     Cumulative translation adjustment                                  (11)               (45)
                                                                   --------           --------

               Total stockholders' equity                            65,375             67,150
                                                                   --------           --------

                                                                   $ 87,221           $ 91,524
                                                                   ========           ========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 GTI CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             For the nine months ended
                                                                      --------------------------------------
                                                                      September 27, 1997  September 28, 1996
                                                                      ------------------  ------------------
 Cash flows from operating activities:
       Loss from continuing operations                                     $ (1,596)            $ (7,031)
       Adjustments:
            Depreciation and amortization                                     4,021                3,611
            Loss on sale of securities                                          672                   --
            Change in assets and liabilities:
                Accounts receivable                                            (517)              10,498
                Inventories                                                  (7,364)              11,644
                Prepaid expenses and other                                    4,184                 (162)
                Accounts payable, accrued and other liabilities              (1,738)             (10,901)
                Other                                                           880               (1,288)
                                                                           --------             --------
       Net cash flow provided (used) by continuing operations                (1,458)               6,371
       Net operating cash flow used by discontinued operations                 (701)              (3,464)
                                                                           --------             --------
Net cash provided (used) by operating activities                             (2,159)               2,907
                                                                           --------             --------

Cash flows from investing activities:
       Purchases of property, plant and equipment                            (3,172)              (3,320)
       Proceeds from sale of discontinued operations                         11,466                2,412
                                                                           --------             --------
Net cash provided (used) by investing activities                              8,294                 (908)
                                                                           --------             --------

Cash flows from financing activities:
       Proceeds from (repayment of) line of credit, net                      (2,400)                (507)
       Proceeds from long-term debt due to affiliate,
         net of repayments                                                    1,875                   --
       Preferred stock cash dividend                                           (213)                (213)
                                                                           --------             --------
Net cash provided (used) by financing activities                               (738)                (720)
                                                                           --------             --------

Net change in cumulative translation adjustment                                  34                  (82)
                                                                           --------             --------

Net increase (decrease) in cash and cash equivalents                          5,431                1,197

Cash and cash equivalents - beginning of period                               3,219                2,553
                                                                           --------             --------

Cash and cash equivalents - end of period                                  $  8,650             $  3,750
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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to prevent the information from being misleading. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations and financial position as of the dates and for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. The results for the interim periods presented are not necessarily indicative of results to be expected for a full year.

Certain prior-year amounts have been reclassified to conform to current-year presentation.


NOTE 2:  SUPPLEMENTAL STATEMENTS OF CASH FLOWS DISCLOSURE

Supplemental cash flow information (unaudited) for the nine months ended September 27, 1997 and September 28, 1996 are summarized as follows:

                                        For the nine months ended
                                   --------------------------------------
                                   September 27, 1997  September 28, 1996
                                   ------------------  ------------------
             Interest paid                $  208            $  251
                                          ======            ======

             Income taxes paid            $1,085            $2,813
                                          ======            ======

NOTE 3:  INVENTORIES

Inventories, stated at the lower of cost (first in, first out) or market, are summarized as follows:



                                  September 27, 1997
                                      (Unaudited)       December 31, 1996
                                  ------------------    ------------------
            Raw materials                $ 9,614            $ 5,891
            Work in process                3,943              3,748
            Finished goods                12,358              8,912
                                         -------            -------

            Total inventories            $25,915            $18,551
                                         =======            =======



NOTE 4:  DUE TO AFFILIATES

In February 1997, the Company entered into a $2.5 million Note Purchase Agreement with Telemetrix PLC (the Company's majority shareholder) and a related Common Stock Purchase Warrant Agreement as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In August 1997, in accordance with the Agreement, the Company made the first installment payment on the Note.


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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Existing and prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, such investors should specifically consider various factors, including risks and uncertainties, identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and other filings with the Securities and Exchange Commission which could cause actual results to differ materially from those indicated by such forward-looking statements. Risks and uncertainties include, but are not limited to, possible declines in market growth rates, dependence on key customers, possible failure of product development activities, the development of alternative technologies by competitors of the Company or its customers, price pressures and other competitive factors, and volatility in the market for the Company's products.

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere herein.

Figures are expressed in thousands, except per share amounts.


                              RESULTS OF OPERATIONS

Three months ended September 27, 1997 compared to three months ended September 28, 1996

Revenues declined by $1,430 or 7.0% to $19,130 in the third quarter ended September 27, 1997 from $20,560 in the comparable quarter in 1996. This decrease resulted from an approximate 18.6% decrease in average selling prices (including the effects of changes in mix), offset somewhat by an approximate 14.3% increase in unit volume. Management attributes the decrease in average selling prices to the competitive pressures caused by downward pressures on prices in the market for networking products for which the Company provides components. The decrease in average selling prices also resulted from a greater current-quarter mix of lower-priced components for telecommunications markets. The 14.3% increase in unit volume generally resulted from growth in the overall market for networking products, improved quality in the Company's products, and initial successes in telecommunications markets.

In the quarter ended September 27, 1997, three of Valor's customers, each individually accounting for more than 10% of Valor's sales, collectively accounted for 43.9% of total sales. In the comparable quarter of the prior year, two of Valor's customers, each individually accounting for more than 10% of Valor's sales, collectively accounted for 31.2% of total sales. Valor's sales in the current and prior quarter, respectively. The sales percentage from Valor's OEM customers has historically fluctuated and may continue to vary in future periods. Management believes that future sales concentration to these customers is likely to continue; consequently, such concentration may adversely affect both average selling prices and future sales growth.

Valor's backlog at September 27, 1997, was approximately $8,300 compared to approximately $14,600 at September 28, 1996. The Company's backlog at the beginning of each quarterly period is not sufficient to achieve anticipated revenues for the quarter. As a result, the Company's sales for any quarterly period are dependent upon obtaining "turns business" (i.e., orders received in a quarter for shipment within the same quarter). Further, current trends are towards a greater dependence on turns business as the Company's customers demand shorter lead times and provide fewer long-term orders. Management expects this trend to continue. If turns business does not materialize, the Company's operating results will be adversely affected. The Company's future performance on a quarter-to-quarter basis will be heavily affected by the volume, mix and timing of orders received.

Until 1997, the Company depended almost entirely on sales to the local area network (LAN) market. Beginning in 1997, the Company has attempted to increase its served market through the development and sales of products for the telecommunications market. Especially considering the intense price competition within these markets, the Company's future success will depend heavily on its ability to continue to develop new products for new markets, to increase sales volumes, and to decrease costs.

Cost of sales decreased $2,647 or 14.8% from $17,932 (87.2% of revenue) in the third quarter of 1996 to $15,285 (79.9% of revenue) in the third quarter of 1997. This decrease is primarily due to reduced manufacturing overhead costs resulting primarily from the Company's July 1996 restructuring of its Asia manufacturing operations. The decreased cost of sales in the current quarter also resulted from decreased provisions for excess and obsolete inventories.

Gross profit increased $1,217 or 46.3% from $2,628 in the third quarter of 1996 to $3,845 for the comparable quarter in 1997. Gross profit as a percent of sales increased from 12.8% to 20.1%. These improved margins resulted from the decreased overhead and obsolescence costs and increased volume, which positive factors more than offset the decreased average selling prices. Nevertheless, based on Valor's current fixed-cost structure, if future volumes manufactured are significantly less than anticipated, the actual cost per unit and gross profit could be materially and adversely affected.

Operating expenses for the third quarter of 1997 decreased by $1,433 or 20.8% from $6,883 (33.5% of sales) in the third quarter of 1996 to $5,450 (28.5% of sales) for the comparable quarter of 1997. The prior-year quarter included a $1,900 charge related to the reorganization of the Company's Asia manufacturing operations and a $221 charge related to employee severance. Absent these prior-quarter costs, operating expenses increased $688 or 14.4% primarily as a result of increased sales and marketing expenditures.

Other expenses for the third quarter of 1997 increased $131 from $36 in the comparable quarter of the prior year to $167 in the current quarter. This increase is primarily due to increased interest expense associated with increased borrowings.

The Company's tax provision (benefit) related to continuing operations was ($277) for the third quarter of 1997 compared to ($100) for the comparable quarter of the prior year. These benefits are disproportionate to the related loss from continuing operations because of potential uncertainties related to the realization of the Company's net operating loss and capital loss carryforwards.

The increase in gross profit and the decreases in operating expenses and other expenses resulted in a loss from continuing operations for the third quarter of 1997 of $1,495 or $0.17 per share. This compares to a loss from continuing operations of $4,191 or $0.47 per share in the comparable quarter of the prior year. Including the effects of discontinued operations in the third quarter of 1996, the net loss decreased $3,632 from $5,127 or $0.58 per share in the prior quarter to $1,495 or $0.17 per share in the current quarter.


Nine months ended September 27, 1997 compared to the nine months ended September 28, 1996

Revenues decreased $5,661 or 8.1% from $70,195 in the nine months ended September 28, 1996 to $64,534 in the nine months ended September 27, 1997. This decrease in sales resulted from an approximate 15.4% decrease in average selling prices (including the effects of changes in mix), offset somewhat by an approximate 9.3% increase in unit volume. Management attributes the decrease in average selling prices to the competitive pressures caused by downward pressures on prices in the market for networking products for which the Company provides components. The decrease in average selling prices also resulted from a greater current-period mix of lower-priced components for telecommunications markets. The 9.3% increase in unit volume generally resulted from growth in the overall market for networking products, improved quality in the Company's products, and initial successes in telecommunications markets.

Cost of sales decreased $9,647 or 16.6% from $57,949 (82.6% of revenue) in the nine month period of 1996 to $48,302 (74.8% of revenue) during the same period of 1997. This decrease is primarily due to decreased manufacturing overhead costs resulting from the Company's July 1996 restructuring of its Asia manufacturing operations. The decreased cost of sales also resulted from decreased provisions for excess and obsolete inventories and a prior-period provision of $760 for planned process and design engineering changes.

Gross profit increased $3,986 or 32.5% from $12,246 (17.4% of revenue) in the nine month period of 1996 to $16,232 (25.2% of revenue) in the same period in 1997. These improved margins resulted from the decreased overhead, process change and obsolescence costs, which positive factors more than offset the decreased average selling prices.

Operating expenses for the nine month period of 1997 decreased by $3,385 or 16.8% from $20,202 (28.8% of revenue) in the nine month period of 1996 to $16,817 (26.1% of revenue) for the comparable period in 1997. The prior year period included a $1,900 charge related to the restructuring of the Company's Asia operations, a $650 charge related to a litigation matter, and an $871 charge related to employee severance. Absent these prior period costs, operating expenses increased $36 or 0.2% primarily as a result of increased sales and marketing expenditures.

Other expenses for the nine-month period of 1997 increased $886 from $125 to $1,011. In the current period, the Company incurred a $672 loss on the liquidation of the VideoServer shares received in connection with the Promptus divestiture. The remaining increase in other expenses is primarily due to increased interest expense associated with increased borrowings.

The Company's tax provision (benefit) related to continuing operations was $0 for the nine month period of 1997 compared to ($1,224) for the comparable period of the prior year. These amounts are disproportionate to the related loss from continuing operations because of potential uncertainties related to the realization of the Company's net operating loss and capital loss carryforwards.

The increase in gross profit and the decrease in operating expenses, offset by the loss on the VideoServer securities and the increase in other expenses, resulted in a loss from continuing operations for the nine month period of 1997 of $1,596 or $0.20 per share. This compares to a loss from continuing operations of $7,031 or $0.81 per share in the comparable nine month period of the prior year. Including the effects of discontinued operations in the prior period of 1996, the net loss decreased $7,934 from $9,530 ($1.09 per share) in the prior period to $1,596 ($0.20 per share) in the nine month period of 1997.


                         LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ended September 27, 1997 the Company satisfied its working capital and capital expenditure requirements through borrowings from a related party, the proceeds from the disposal of Promptus, and internally generated cash from operations (net income before depreciation and amortization). The Company's primary uses of these available funds were to add equipment, increase inventories, reduce accounts payable, and reduce line of credit borrowings. These sources and uses of cash are detailed in the Statement of Cash Flows included elsewhere in this Form 10-Q.

For the nine month period ended September 27, 1997, the Company's inventories increased by about $7,400. This increase resulted, in part, from current period sales levels being lower than anticipated in the Company's production plan. The increase in inventory also resulted from management's strategy to increase inventory levels in order to meet the delivery timing and safety stock levels expected by customers. Management expects inventory to decrease in the fourth quarter of 1997, but there can be no assurance that such decrease will occur, and there can be no assurance that the Company's inventory will be sold at the prices or margins experienced in recent periods. If orders do not materialize, and if inventory levels continue to rise, the Company's financial position would be adversely effected.

In February 1997, the Company obtained a $2.5 million two year term note from its majority shareholder as more fully described in the Company's 1996 Annual Report. The first payment on this note of $625 plus interest was paid in August 1997.

In April 1997, the Company completed the divestiture of its interest in Promptus Communications, Inc. The Company received approximately $8.2 million in cash, net of transaction costs, and 157,795 shares of VideoServer (NASDAQ: VSVR) common stock. Through September 1997, the Company has sold approximately 140,000 of these shares for total proceeds of about $1.5 million. The remaining shares will be sold within the next year.

The Company has a line of credit agreement with a bank that expires on December 31, 1997. The total amount available under this line is $6,000, subject to the balance of eligible domestic accounts receivable (as defined). As of September 27, 1997, maximum available borrowings were approximately $4,200 of which $2,500 was outstanding. This outstanding balance was repaid in full in October 1997 from the proceeds of the tax refund described below. Interest on the line of credit accrues at prime plus one and one-quarter percent, and outstanding borrowings are collateralized by substantially all of the Company's domestic assets. As of September 27, 1997 the Company was in violation of certain inventory level and profitability covenants contained in the line of credit agreement. Management expects that these violations will be waived by the bank, and that the line will be renewed beyond December 31, 1997. However, there can be no assurance that the waivers or extension will be obtained. If the bank terminates the line of credit, the Company's available liquidity would be adversely effected.

In September 1997, the Company received a Federal tax refund of approximately $3,500 resulting from the carryback of the 1996 U.S. operating loss and 1995 U.S. capital loss to prior profitable periods. The Company is now in a Federal tax loss carryforward position, and no further refunds are available. The Company's 1996 and prior years Federal tax returns are subject to audit, and there can be no assurance that such audits will not result in adjustments to the Company's tax position.

During the first nine months of 1997, the Company purchased capital equipment approximating $3,200. These expenditures were primarily for production equipment and information systems. The Company anticipates that capital expenditures will total about $5 million per year for the foreseeable future. These capital expenditures are anticipated to be primarily for automation equipment to further improve quality and manufacturing labor efficiency. The Company's capital expenditure estimates assume that future additional capacity needs, if any, are realized through expansion in subcontractor relationships, requiring a relatively low level of capital expenditure. The Company anticipates that most of its capital expenditures for the foreseeable future will be funded through cash on hand, cash generated from operations or available borrowings under its line of credit (assuming the line is renewed or replaced).

Management believes that funds on hand, funds generated by operations, and funds available through its line of credit (assuming the line is renewed or replaced) will be sufficient to finance working capital needs, projected capital-expenditure requirements and debt maturities at least through the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

        None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits

               Exhibit 27 - Financial Data Schedule

        b)  Reports on Form 8-K

               None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              GTI CORPORATION
                                                (Registrant)



     Date:  November 7, 1997                    By:   /s/   Bruce C. Myers
                                                      --------------------
                                                      Bruce C. Myers
                                                Vice President Finance and
                                                Treasurer (Principal Financial
                                                and Accounting Officer)