Form 10-K
period 1997-12-31
GTI CORP
filed 1998-03-30
CIK 44319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from ________  to _________

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

The aggregate market value of the registrants voting Common Stock, held by non-affiliates, based upon the closing price for the Registrant's Common Stock as reported in the Wall Street Journal on March 16, 1998 was $23,937,209. This was calculated by excluding shares of Common Stock and $35.00 Cumulative Convertible Preferred Stock beneficially owned by Telemetrix PLC and by directors and officers as a group from total outstanding shares solely for the purposes of this response.

As of March 16, 1998, the number of shares of Common Stock of the Registrant issued and outstanding was 8,973,475.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this report:

Registrant's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or before April 30, 1998, in connection with Registrant's Annual Meeting of Stockholders, is incorporated by reference into
Part III of this Report. The Registrant's 1997 Annual Report to Stockholders is also incorporated by reference to Parts I and II of this report.

                                     PART I


ITEM 1. BUSINESS

This Form 10-K contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this Form 10-K which could cause actual results to differ materially from those indicated by such forward-looking statements.

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

Reference is made to the information required by Item 1 (Products, Customers, Sales and Marketing, Competition, Manufacturing and Suppliers, Product Development, Foreign Operations, International Sales, and Backlog) which are under their corresponding headings on pages 1 through 5 of the Company's 1997 Annual Report to Stockholders (the "Annual Report"), which information is hereby incorporated by reference.

DISCONTINUED OPERATIONS

Reference is made to the information in Note 2 on pages 17 to 18 of the Annual Report, which information is hereby incorporated by reference.

BUSINESS SEGMENT INFORMATION

Reference is made to the information in Note 12 on pages 24 to 25 of the Annual Report, which information is hereby incorporated by reference.

PROPRIETARY RIGHTS

Because its products are subject to rapidly changing design, the Company believes that patent and copyright protection are less significant to the Company's competitive position than factors such as the knowledge, ability, and experience of the Company's personnel, new product development, product quality, market recognition, and on-going customer support. To protect its proprietary rights in these products, the Company primarily relies on trade secrets and nondisclosure agreements. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The laws of some foreign countries do not protect the Company's proprietary rights in the Company's products to the same extent as do the laws of the United States.

EMPLOYEES

As of March 10, 1998, the Company employed approximately 6,700 employees. Of these employees, approximately 5,700 were employed by the Company's PRC operations; approximately 870 were employed by the Company's Philippines operations, approximately 120 were employed by the Company's domestic operations, with the balance of employees employed in the Company's sales offices in Asia and Europe. In addition, approximately

510 persons are employed by the Company's PRC subcontractors to manufacture certain of the Company's networking products. The Company considers its relationships with its employees and subcontractors to be good.

ENVIRONMENTAL COMPLIANCE

The Company is subject to various federal, state, and local environmental protection laws and regulations and, from time to time, has incurred costs for environmental compliance, none of which to date has been material. The Company has been studying and undertaking certain remedial actions with respect to groundwater pollution and soil contamination conditions at its closed facility in Leesburg, Indiana. The Company anticipates that additional environmental expenses will be incurred in future years as the Company continues its environmental studies and analysis and, upon mutual agreement with a certain state agency, as the Company implements a remediation plan. Based on current knowledge, the Company does not believe that any future expenses associated with environmental remediation will have a material impact on the financial position of the Company.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages, and offices held by GTI's current executive officers:


Name                     Age  Office
----                     ---  ------
Albert J. Hugo-Martinez  52   President and Chief Executive
                              Officer and Director
Bruce C. Myers           42   Vice President Finance, Chief Financial
                              Officer and Secretary

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

Bruce C. Myers became vice president of finance and chief financial officer of the Company on January 21, 1997. From June 1989 to December 1996, Mr. Myers was chief operating officer and chief financial officer of Photomatrix, Inc. (formerly Xscribe Corporation) in San Diego, California. Prior thereto, Mr. Myers held various positions with Arthur Andersen LLP for eleven years.


ITEM 2. PROPERTIES

The Company's world-wide headquarters as well as the principal executive, marketing, sales, product development, manufacturing process design, materials procurement, managerial and manufacturing support are located in two leased buildings in San Diego, California. The manufacturing operations for Valor are located in two leased facilities in the PRC and one leased facility in the Philippines.

The following table sets forth the Company's principal leased facilities by location, square footage, segment and use, lease expiration, and renewal options:


                   Approximate                                                    Renewal
                     Square                Segment              Year of Lease     Options
Location             Footage           Products / Uses           Expiration      # / Period
--------           ----------          ---------------          -------------  --------------
U.S.A.
San Diego, CA        40,000     Corporate Office                    2002       2/2 years each
                                Valor administration, product
                                development

San Diego, CA         7,500     Valor warehouse, stockroom          2002         2/2 years
                                                                                    each
HONG KONG
Kowloon               2,000     Valor regional sales office         1999            none

PEOPLE'S REPUBLIC
OF CHINA (1)

Factory 1            50,000     Valor signal processing, power      1999            None
                                transfer

Factory 2            95,000     Valor signal processing, power      2000            None
                                transfer

PHILIPPINES
Cabuyao              39,000     Valor signal processing, power     1998(2)       1/5 years
                                transfer

(1) The PRC facilities are operated directly by the Company under negotiated contracts between the Company and the provincial government of China. In addition to the manufacturing space indicated, each facility includes space for staff quarters and dormitories. Such living quarters in the aggregate represent 278,500 square feet of space.

(2) The Company intends to extend the existing lease arrangement for this facility during 1998. There can be no assurance that the terms of the extended lease arrangement will be acceptable to the Company. If the lease were not extended, the Company's operations, results of operations, and financial position could be materially and adversely affected.

In addition to its manufacturing and distribution facilities, the Company leases small sales offices elsewhere in the United States and the United Kingdom. The Company believes that its facilities are well maintained, in good operating condition and adequate to support anticipated operating needs over the next twelve months.


ITEM 3. LEGAL PROCEEDINGS

Reference is made to the information in Note 7 under the heading "Litigation" on page 21 of the Annual Report, which information is hereby incorporated by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Reference is made to the information under the heading "Market of the Registrant's Common Stock and Related Security Holder Matters" on page 5 of the Annual Report, which information is hereby incorporated by reference.


ITEM 6.  SELECTED FINANCIAL DATA

Reference is made to the information under the heading "Selected Financial Data" on pages 5 to 6 the Annual Report, which information is hereby incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 10 of the Annual Report, which information is hereby incorporated by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements as of December 31, 1997 and 1996 and for the three years in the period ended December 31, 1997 and the related Report of Independent Public Accountants are contained in the Annual Report for the year ended December 31, 1997. An index to such materials appears on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Company's 1998 Proxy Statement (to be filed on or before April 30, 1998) under the headings "Election of Directors - Information Regarding Nominees", "Compensation and Other Transactions with Officers and Directors", and "Compliance with Section 16 of the Exchange Act" and is incorporated herein by reference. See Part I
Item 1 "Executive Officers of the Company" for a discussion of the executive officers of the Company.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the Company's 1998 Proxy Statement (to be filed on or before April 30, 1998) under the heading "Compensation and Other Transactions with Officers and Directors" (excluding the information under the heading "Compensation Committee Report") and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information related to security ownership of certain beneficial owners and security ownership of management is set forth in the Company's 1998 Proxy Statement (to be filed on or before April 30, 1998) under the headings "Principal Stockholders" and "Election of Directors - Aggregate Stock Ownership of Directors and Officers" and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the Company's 1998 Proxy Statement (to be filed on or before April 30, 1998) under the headings "Election of Directors - Nominees for Election as Directors" and Note 2 to the table under "Election of Directors - Aggregate Stock Ownership of Directors and Officers" and "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Consolidated Financial Statement Schedules

          The Report of Independent Public Accountants and the related financial statement schedule appear on pages F-2 and F-3, respectively, hereon.

      (b) Exhibits

          The documents listed on the Exhibit Index appearing at pages 8 through 15 of this Report are filed herewith. The 1998 Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated herein by reference. Copies of the exhibits listed in the Exhibit Index will be furnished, upon request, to holders or beneficial owners of the Company's Common Stock as of March 20, 1998, subject to payment in advance of a fee of $.15 per page to reimburse the Company for reproduction costs.

          Each management contract or compensatory plan or arrangement listed in the Exhibit Index has been marked with the letter "C" to identify it as such.

      (c) Reports on Form 8-K

          The Company filed no reports on Form 8-K during the fourth quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    GTI CORPORATION



               By:  /s/  Albert J. Hugo-Martinez                 March 25, 1998
                    ----------------------------
                    Albert J. Hugo-Martinez
                    President and
                    Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/  Timothy M. Curtis                          Director                    March 25, 1998
----------------------------
Timothy M. Curtis

/s/  Edmund B. Fitzgerald                       Director                    March 25, 1998
----------------------------
Edmund B. Fitzgerald

/s/  Albert J. Hugo-Martinez                   President                    March 25, 1998
----------------------------       Chief Executive Officer & Director
Albert J. Hugo-Martinez              (Principal Executive Officer)


/s/ Kenneth E. Maud                 Chairman of the Board & Director        March 25, 1998
----------------------------
Kenneth E. Maud

/s/  Bruce C. Myers                Vice President - Finance and Chief       March 25, 1998
----------------------------               Financial Officer
Bruce C. Myers                (Principal Financial and Accounting Officer)


/s/  Robert E. Venter                           Director                    March 25, 1998
----------------------------
Robert E. Venter

                                 EXHIBIT INDEX

The following Exhibits to this report are filed herewith, or if marked with an asterisk (*), are incorporated herein by reference. Each management contract or compensatory plan or arrangement has been marked with the letter "C" to identify it as such.


                                   MANAGEMENT
                                   CONTRACT OR        PRIOR FILING OR
EXHIBIT                           COMPENSATORY        SEQUENTIAL PAGE
NUMBER       DESCRIPTION       PLAN OR ARRANGEMENT     NUMBER HEREIN
-------  --------------------  -------------------  --------------------
                                                    Exhibit 3.01 to
  3.1    *Certificate of                            Form 8-B filed with
         Incorporation of                           the Commission on
         GTI Corporation                            July 11, 1987**

  3.2    *Certificate of                            Exhibit 3.02 to
         Merger of GTI                              Form 8-B filed with
         Corporation into                           the Commission on
         GTI Delaware, Inc. as                      July 11, 1987**
         filed with Delaware
         Secretary of State

  3.3    *Articles of Merger                        Exhibit 4.01 to
         of GTI Corporation                         Report on Form 8-K
         into GTI Delaware, Inc. as                 dated November 2,
         filed with Rhode                           1988**
         Island Secretary of
         State

  3.4    *Certificate of                            Exhibit 4.01 to
         Designation of the                         Report on Form 8-K
         $35.00 Cumulative                          dated November 2,
         Convertible                                1988**
         Preferred Stock
         By-Laws of GTI
         Corporation, as
         amended

  3.5    *By-Laws of GTI                            Exhibit 3.5 to
         Corporation, as                            Annual Report on
         amended as of                              Form 10-K for year
         February 26, 1992                          ended December 31,
                                                    1991**

  4.1    *Credit Agreement                          Exhibit 4.1 to
         and Note dated as                          Annual Report on
         of December 1,                             Form 10-K for year
         1992, between GTI                          ended December 31,
         Corporation and                            1991**
         Union Bank

  4.2    *First Amendment to                        Exhibit 99.02 to
         Credit Agreement                           Amendment No. 1 to
         and Note between                           Registration
         GTI Corporation and                        Statement on Form
         Union Bank dated                           S-3 (No. 33-65086)
         May 7, 1993                                filed on July 16,
                                                    1993

  4.3    *Second Amendment                          Exhibit 99.03 to
         to Credit Agreement                        Amendment No. 1 to
         and Note between                           Registration
         the Company and                            Statement on Form
         Union Bank dated                           S-3 (No. 33-65086)
         July 15, 1993                              filed on July 16,
                                                    1993

  4.4    *Third Amendment to                        Exhibit 4.4 to
         Credit Agreement                           Annual Report on
         and Note dated as                          Form 10-K for year
         of March 24, 1994                          ended December 31,
                                                    1993**

 10.1    *GTI Corporation               C           Exhibit 4.4 to
         1980 Employee Stock                        Annual Report on
         Option Plan                                Form 10-K for year
                                                    ended December 31,
                                                    1993**

** Commission File No. 1-4289.

                                                      MANAGEMENT
                                                      CONTRACT OR
                                                     COMPENSATORY         PRIOR FILING OR
EXHIBIT                                                 PLAN OR           SEQUENTIAL PAGE
NUMBER           DESCRIPTION                          ARRANGEMENT         NUMBER HEREIN
------           -----------                         ------------         ---------------
10.2   *Amendments to 1980 Employees                      C         Exhibit 10.1 to
       Stock Option Plan adopted May 8, 1981                        Post-Effective Amendment No.
                                                                    1 to Form S-8 Registration
                                                                    Statement (No. 2-68202) filed
                                                                    on May 12, 1981

10.3   *Amendments to 1980 Employees                      C         Exhibit 4.03 to Post-Effective
       Stock Option Plan dated June 4, 1987                         Amendment No. 2 to Form S-8
                                                                    Registration Statement (No.
                                                                    2-68202) filed on July 1,
                                                                    1987

10.4   *Amendment to 1980 Employees                       C         Exhibit 4.03 to
       Stock Option Plan dated December 13, 1989                    Post-Effective Amendment No.
                                                                    3 to Form S-8 Registration
                                                                    Statement (No. 2-68202) filed
                                                                    on May 7, 1990

10.5   *Amendment to 1980 Employees Stock Option          C         Exhibit 10.5 to Annual Report
       Plan dated February 9, 1994                                  on Form 10-K for the year
                                                                    ended December 31, 1993**

10.6   *GTI Corporation 1982 Employees Stock              C         Exhibit 10.5 to Annual Report
       Option Plan                                                  on Form 10-K for the year
                                                                    ended December 31, 1992**

10.7   *Amendments to 1982 Employees Stock Option         C         Exhibit 5.01 to
       Plan adopted June 4, 1987                                    Post-Effective Amendment No.
                                                                    1 to Form S-8 Registration
                                                                    Statement (No. 2-86797) filed
                                                                    on July 1, 1987

10.8   *Amendment to 1982 Employees Stock Option          C         Exhibit 4.03 to
       Plan adopted May 3, 1990                                     Post-Effective Amendment No.
                                                                    2 to Form S-8 Registration
                                                                    Statement (No. 2-86797) filed
                                                                    on May 7, 1990

10.9   *Amendment to 1982 Employees Stock Option          C         Exhibit 10.9 to Annual Report
       Plan dated February 9, 1994                                  on Form 10-K for the year
                                                                    ended December 31, 1993**

10.10  *GTI Corporation 1985 Stock Option Plan for        C         Exhibit A to definitive Proxy
       Non-Employee Directors                                       Statement dated March 28,
                                                                    1986

10.11  *Amendment to GTI Corporation 1985 Stock           C         Exhibit 10.11 to Annual
       Option Plan for Non-Employee Directors                       Report on Form 10-K for year
                                                                    ended December 31, 1993**

10.12  *GTI Corporation Stock Incentive Plan (1989)       C         Exhibit 4.01 to Form S-8
                                                                    Registration Statement (No.
                                                                    33-34667) filed May 7, 1990

** Commission File No. 1-4289.

                                                 MANAGEMENT
                                                 CONTRACT OR
                                                COMPENSATORY            PRIOR FILING OR
EXHIBIT                                            PLAN OR              SEQUENTIAL PAGE
NUMBER           DESCRIPTION                     ARRANGEMENT             NUMBER HEREIN
------           -----------                    ------------            ---------------
10.13          *Amendment to GTI                      C              Exhibit 10.10 to
               Corporation Stock                                     Annual Report on
               Incentive Plan (1989)                                 Form 10-K for year
                                                                     ended December 31, 1991**

10.14          *Amendments to GTI                     C              Exhibit 10.14 to
               Corporation Stock                                     Annual Report on
               Incentive Plan (1989)                                 Form 10-K for year
                                                                     ended December 31, 1993**

10.15          *GTI Corporation                       C              Exhibit 4.01 to
               1989 Stock Option                                     Form S-8
               Plan for                                              Registration
               Non-Employee Directors                                Statement (No.33-34668)
                                                                     filed May 7, 1990**

10.16          *Amended and                           C              Exhibit 10.13 to
               Restated Cash of                                      Annual Report on
               Deferred Profit                                       Form 10-K for year
               Sharing plan for                                      ended December 31,
               Employees of GTI                                      1991**
               Corporation and it Affiliates

10.17          *Guarantee of GTI                                     Exhibit 10.13 to
               Corporation dated                                     Annual Report on
               September 24, 1982,                                   Form 10-K for year
               for the obligations                                   ended December 31,
               of GTI-Ireland, Ltd.                                  1992**

10.18          *Guarantee of GTI                                     Exhibit 10.14 to
               Corporation dated                                     Annual Report on
               July 10, 1982, to                                     Form 10-K for year
               Allied Irish Banks                                    ended December 31,
               Ltd. in relation to                                   1992**
               leasing machinery and
               equipment by
               GTI-Ireland Ltd.

10.19          *Allied Irish Banks                                   Exhibit 10.15 to
               Ltd. and                                              Annual Report on
               GTI-Ireland Ltd.                                      Form 10-K for year
               Master agreement                                      ended December 31,
               dated July 10, 1982,                                  1992**
               in relation to leasing
               future equipment and
               machinery

10.20          *Agreement dated                                      Exhibit 10.16 to
               October 12, 1982,                                     Annual Report on
               among GTI-Ireland                                     Form 10-K for year
               Ltd., GTI                                             ended December 31,
               Corporation, and                                      1992**
               the industrial
               Development Authority
               (of Ireland)

10.21          *Employment                            C              Exhibit 10.15 to
               Agreement dated                                       Annual Report on
               April 13, 1989,                                       Form 10-K for year
               between GTI                                           ended December 31,
               Corporation and                                       1989**
               Gary L. Luick

10.22          *Letter Agreement                      C              Exhibit 10.18 to
               dated May 12, 1990,                                   Annual Report on
               between GTI                                           Form 10-K for year
               Corporation and                                       ended December 31,
               Jack VanderKnyff                                      1992**

10.23          *Employment                            C              Exhibit 10.19 to
               Agreement dated                                       Annual Report on
               March 9, 1992,                                        Form 10-K for year
               between GTI                                           ended December 31,
               Corporation and R.                                    1992**
               Bert McClung

10.24          *Indemnification                                      Exhibit 10.20 to
               Agreement dated                                       Form 8-B filed with
               June 23, 1987,                                        the Commission on
               between GTI                                           July 11, 1987**
               Corporation and
               John C. Brittain

10.25          *Indemnification                                      Exhibit 10.24 to
               Agreement dated May 5, 1989,                          Annual Report on
               between GTI Corporation                               Form 10-K for year
               and Gary L. Luick                                     ended December 31, 1989**

** Commission File No. 1-4289.

                                                 MANAGEMENT
                                                 CONTRACT OR
                                                COMPENSATORY             PRIOR FILING OR
EXHIBIT                                            PLAN OR               SEQUENTIAL PAGE
NUMBER           DESCRIPTION                     ARRANGEMENT             NUMBER HEREIN
------           -----------                    ------------             ---------------
10.26            *Indemnification                                    Exhibit 19.5 to
                 Agreement dated                                     Report on Form 10-Q
                 August 27, 1990,                                    for quarter ended
                 between GTI                                         September 30, 1990**
                 Corporation and
                 Douglas J. Downs

10.27            *Indemnification                                    Exhibit 10.24 to
                 Agreement dated                                     Annual Report on
                 August 27, 1991,                                    Form 10-K for year
                 between GTI                                         ended December 31, 1992**
                 Corporation and
                 Andre R. Horn

10.28            *Indemnification                                    Exhibit 10.26 to
                 Agreement dated                                     Annual Report on
                 February 26, 1992,                                  Form 10-K for year
                 between GTI                                         ended December 31, 1992**
                 Corporation and
                 Arthur S. Walsh

10.29            *Indemnification                                    Exhibit 10.27 to
                 Agreement dated May                                 Annual Report on
                 26, 1992, between                                   Form 10-K for year
                 GTI Corporation and                                 ended December 31, 1992**
                 Henry N. Huta

10.30            *Indemnification                                    Exhibit 10.30 to
                 Agreement dated May                                 Annual Report on
                 12, 1993, between                                   Form 10-K for year
                 GTI Corporation and                                 ended December 31, 1993**
                 Jesse Rifkind

10.31            *Indemnification                                    Exhibit 10.31 to
                 Agreement dated May                                 Annual Report on
                 12, 1993, between                                   Form 10-K for year
                 GTI Corporation and                                 ended December 31, 1993**
                 Edmund B.
                 Fitzgerald

10.32            *Indemnification                                    Exhibit 10.32 to
                 Agreement dated May                                 Annual Report on
                 12, 1993, between                                   Form 10-K for year
                 GTI Corporation and                                 ended December 31, 1993**
                 Robert E. Venter

10.33            *Indemnification                                    Exhibit 10.33 to
                 Agreement dated                                     Annual Report on
                 February 9, 1994,                                   Form 10-K for year
                 between GTI                                         ended December 31, 1993**
                 Corporation and
                 Timothy M. Curtis

10.34            *Indemnification                                    Exhibit 10.34 to
                 Agreement dated May                                 Annual Report on
                 3, 1991, between                                    Form 10-K for year
                 GTI Corporation and                                 ended December 31, 1993**
                 Jack VanderKnyff

10.35            *Indemnification                                    Exhibit 10.35 to
                 Agreement dated May                                 Annual Report on
                 15, 1992, between                                   Form 10-K for year
                 GTI Corporation and                                 ended December 31, 1993**
                 R. Bert McClung

10.36            *Indemnification                                    Exhibit 10.36 to
                 Agreement dated                                     Annual Report on
                 August 1993 between                                 Form 10-K for year
                 GTI Corporation and                                 ended December 31, 1993**
                 Donald J. Moore

10.37            *GTI Corporation                     C              Exhibit 10.25 to
                 Stock Option                                        Annual Report on
                 Agreement                                           Form 10-K for year
                 (Non-statutory                                      ended December 31, 1989**
                 Stock Options)
                 dated as of May 5,
                 1989, between GTI
                 Corporation and
                 Gary L. Luick (1980 Plan)

** Commission File No. 1-4289.

                                   MANAGEMENT
                                   CONTRACT OR        PRIOR FILING OR
EXHIBIT                           COMPENSATORY        SEQUENTIAL PAGE
NUMBER       DESCRIPTION       PLAN OR ARRANGEMENT     NUMBER HEREIN
-------  --------------------  -------------------  --------------------
10.38    *GTI Corporation              C            Exhibit 10.25 to
         Stock Option                               Annual Report on
         Agreement                                  Form 10-K for year
         (Non-statutory                             ended December 31,
         Stock Options)                             1989**
         dated as of May 5,
         1989, between GTI
         Corporation and
         Gary L. Luick (1982
         Plan)

10.39    *Management Shares            C            Exhibit 2.02 to
         Agreement dated as                         Report on Form 8-K
         of June 29, 1990,                          dated September 12,
         among GTI                                  1990
         Corporation, Valor
         Electronics, Inc.,
         and the
         Shareholders named
         therein

10.40    *Letter Agreement                          Exhibit 99.01 to
         dated June 22,                             Registration
         1993, relating to                          Statement on Form
         purchase of Valor                          S-3 (No. 33-65086)
         minority shares                            filed on June 25,
                                                    1993

10.41    *Letter Agreement             C            Exhibit 10.41 to
         dated September 2,                         Annual Report on
         1993, between GTI                          Form 10-K for year
         Corporation and                            ended December 31,
         John C. Brittain                           1993**

10.42    *GTI Corporation              C            Exhibit 10.42 to
         Key Executive                              Annual Report on
         Long-Term Incentive                        Form 10-K for year
         Plan and Trust                             ended December 31,
         Agreement                                  1993**

10.43    *Amendment to GTI             C            Exhibit 10.14 to
         Corporation 1989                           Annual Report on
         Stock Incentive                            Form 10-K for year
         Plan                                       ended December 31,
                                                    1993**

10.44    *Placement Agency                          Exhibit 1.1 Report
         Agreement dated                            on Form 8-K dated
         January 5, 1995,                           January 6, 1995
         between the Company
         and Needham &
         company, Inc., as
         Agent, including
         Subscription Form
         and Escrow
         Agreement

10.45    *Consent and Fifth                         Exhibit 99.1 to
         Amendment to Credit                        Report on Form 8-K
         Agreement and Note                         dated January 6,
         between the Company                        1995
         and Union Bank
         dated as of
         November 30, 1994

10.46    *Merger Agreement                          Exhibit 2.1 to
         dated as of October                        Report on Form 8-K
         15, 1994, among the                        dated January 6,
         Company,  GTI                              1995
         Acquisition Corp.,
         Promptus, and
         certain
         shareholders of
         Promptus

10.47    *Amendment dated as                        Exhibit 2.2 to
         of January 6, 1995                         Report on Form 8-K
         to Merger Agreement                        dated January 6,
         dated as of October                        1995
         15, 1994, among the
         Company, GTI
         Acquisition Corp.,
         Promptus, and
         certain
         shareholders of
         Promptus

** Commission File No. 1-4289.

                                   MANAGEMENT
                                   CONTRACT OR        PRIOR FILING OR
EXHIBIT                           COMPENSATORY        SEQUENTIAL PAGE
NUMBER       DESCRIPTION       PLAN OR ARRANGEMENT     NUMBER HEREIN
-------  --------------------  -------------------  --------------------
10.48    *Management Shares            C            Exhibit 10.48 to
         Agreement dated                            Annual Report on
         January 5, 1995,                           Form 10-K for year
         between the                                ended December 31,
         Company, Promptus                          1994
         Communications,
         Inc., and the
         Shareholders named
         therein

10.49    *Indemnification                           Exhibit 10.49 to
         Agreement dated                            Annual Report on
         October 12, 1994,                          Form 10-K for year
         between GTI                                ended December 31,
         Corporation and                            1994**
         Richard C. Barron

10.50    *Indemnification                           Exhibit 10.50 to
         Agreement dated                            Annual Report on
         February 15, 1995,                         Form 10-K for year
         between GTI                                ended December 31,
         Corporation and                            1994**
         Kirk D'Orazio

10.51    *Indemnification                           Exhibit 10.51 to
         Agreement dated                            Annual Report on
         February 15, 1995,                         Form 10-K for year
         between GTI                                ended December 31,
         Corporation and                            1994**
         Aurelio Lucci

10.52    *Amendment to                 C            Exhibit 10.52 to
         Employment                                 Annual Report on
         Agreement dated                            Form 10-K for year
         March 29, 1995,                            ended December 31,
         between GTI                                1994
         Corporation and
         Gary L. Luick

10.53    *Stock Purchase                            Exhibit 99.1 to
         Agreement dated                            Current Report on
         February 15, 1996,                         Form 8-K, as
         by and among GTI                           amended, dated
         Corporation and                            December 21, 1995
         Insulectro

10.54    *Asset Purchase                            Exhibit 99.1 to
         Agreement dated                            Current Report on
         December 16, 1995,                         Form 8-K, as
         by and among GTI                           amended, dated
         Corporation and                            December 21, 1995
         Component
         InterTechnologies,
         Inc.

10.55    *Consent and Sixth                         Exhibit 10.55 to
         Amendment to Credit                        the Annual Report
         Agreement and Note                         on Form 10-K for
         between the Company                        the year ended
         and Union Bank                             December 31, 1995
         dated June 29, 1995

10.56    *Consent and                               Exhibit 10.56 to
         Seventh Amendment                          the Annual Report
         to Credit Agreement                        on Form 10-K for
         and Note between                           the year ended
         the Company and                            December 31, 1995
         Union Bank dated
         December 19, 1995

10.57    *Consent and Eight                         Exhibit 10.57 to
         Amendment to Credit                        the Annual Report
         Agreement and Note                         on Form 10-K for
         between the company                        the year ended
         and Union Bank                             December 31, 1995
         dated February 15,
         1996

10.58    *Indemnification                           Exhibit 10.58 to
         Agreement dated May                        the Annual Report
         10, 1995, between                          on Form 10-K for
         GTI Corporation and                        the year ended
         Kenneth E. Maud                            December 31, 1995

10.59    Employment                    C            Exhibit 10.59 to
         Agreement effective                        the Annual Report
         March 13, 1996,                            on Form 10-K for
         between GTI                                the year ended
         Corporation and                            December 31, 1996
         Albert J.
         Hugo-Martinez

** Commission File No. 1-4289.

                                                        MANAGEMENT
                                                       CONTRACT OR         PRIOR FILING OR
EXHIBIT                                                COMPENSATORY        SEQUENTIAL PAGE
NUMBER            DESCRIPTION                      PLAN OR ARRANGEMENT      NUMBER HEREIN
-------           -----------                      -------------------  --------------------
10.60   Waiver And Ninth Amendment to Credit                            Exhibit 10.60 to
        Agreement and Note Between Union Bank                           the Annual Report
        and the Company                                                 on Form 10-K for
                                                                        the year ended
                                                                        December 31, 1996

10.61   *Note Purchase Agreement dated February                         Exhibit 10.1 to
        11, 1997 between Valor Electronics, Inc.                        Current Report on
        and Telemetrix PLC                                              Form 8-K dated
                                                                        February 11, 1997

10.62   *Secured Promissory Note dated February                         Exhibit 10.2 to
        11, 1997 between Valor Electronics, Inc.                        Current Report on
        and Telemetrix PLC                                              Form 8-K dated
                                                                        February 11, 1997

10.63   *Subordination Agreement dated February                         Exhibit 10.3 to
        11, 1997 between Valor Electronics, Inc.                        Current Report on
        and Telemetrix PLC                                              Form 8-K dated
                                                                        February 11, 1997

10.64   Indemnification Agreement dated March                           Exhibit 10.64 to
        13, 1996, between GTI Corporation and                           the Annual Report
        Albert Hugo-Martinez                                            on Form 10-K for
                                                                        the year ended
                                                                        December 31, 1996

10.65   Stock Purchase Agreement dated March 24,                        Exhibit 10.65 to
        1997 between GTI Corporation and                                the Annual Report
        Promptus Communications, Inc.                                   on Form 10-K for
                                                                        the year ended
                                                                        December 31, 1996

10.66   Asset Purchase Agreement dated March 25,                        Exhibit 10.1 to
        1997 between GTI Corporation and                                Current Report on
        VideoServer, Inc.                                               Form 8-K dated
                                                                        April 28, 1997

10.67   Note Purchase Agreement dated February                          Exhibit 10.1 to
        10, 1997 between GTI Corporation, Valor                         Current Report on
        Electronics, Inc. and Telemetrix PLC                            Form 8-K dated
                                                                        February 11, 1997

10.68   Secured Promissory Note dated February                          Exhibit 10.2 to
        10, 1998 between Valor Electronics, Inc.                        Current Report on
        and Telemetrix PLC                                              Form 8-K dated
                                                                        February 11, 1997

10.69   Subordination Agreement dated February                          Exhibit 10.3 to
        10, 1998 between Valor Electronics,                             Current Report on
        Inc., Telemetrix PLC and Union Bank of                          Form 8-K dated
        California, N.A.                                                February 11, 1997

 13     The Company's Annual Report to
        Shareholder's for the year ended
        December 31, 1997 expressly incorporated by reference herein

21.1    List of Subsidiaries of the Registrant

23.1    Consent of Independent Public Accountants

** Commission File No. 1-4289.

                                   MANAGEMENT
                                   CONTRACT OR        PRIOR FILING OR
EXHIBIT                           COMPENSATORY        SEQUENTIAL PAGE
NUMBER       DESCRIPTION       PLAN OR ARRANGEMENT     NUMBER HEREIN
-------  --------------------  -------------------  --------------------
99.1     *Letter Agreement                          Exhibit 28.01 to
         dated August 25,                           Registration
         1992, between GTI                          Statement on Form
         Corporation and                            S-3 (No. 33-52386)
         Telemetrix PLC, re:                        filed September 24,
         California tax                             1992
         matter

** Commission File No. 1-4289.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                           Reference Page
                                                                     --------------------------
                                                                          1997
                                                                      Annual Report
                                                                     to Stockholders  Form 10-K
                                                                     ---------------  ---------
Report of Independent Public Accountants                                   11
Consolidated Financial Statements:
 Consolidated Statements of Operations for the Years
 Ended December 31, 1997, 1996 and 1995                                    12
 Consolidated Balance Sheets as of December 31, 1997 and 1996              13
 Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1997, 1996 and 1995                                          14
 Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1997, 1996 and 1995                                          15
 Notes to Consolidated Financial Statements                                16
Report of Independent Public Accountants on Schedule                                     F-2
Schedule II:  Valuation and Qualifying Accounts                                          F-3

                                GTI CORPORATION

                               1997 ANNUAL REPORT

                                GTI CORPORATION

GTI Corporation, primarily through its wholly owned subsidiary Valor Electronics, Inc. (collectively "the Company"), is an international supplier of magnetics-based, signal management components to original equipment manufacturers ("OEMs") of local area networks ("LAN") ,wide area networks ("WANs"), telecommunications and broadband systems (collectively "networks") for data and voice communications. In general, the Company's products isolate and filter the communication signal at the point where two or more network components are connected to assure that the signal is clean and that the network and its components are protected.

THIS ANNUAL REPORT CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR THE FUTURE PERFORMANCE OF THE COMPANY. INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, INVESTORS SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING RISK FACTORS AND UNCERTAINTIES, IDENTIFIED IN THIS ANNUAL REPORT WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. RISK FACTORS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, RECENT DECLINES IN SALES LEVELS, RECENT OPERATING LOSSES, POSSIBLE DECLINES IN MARKET GROWTH RATES, DEPENDENCE ON KEY CUSTOMERS, POSSIBLE FAILURE OF PRODUCT DEVELOPMENT ACTIVITIES, THE DEVELOPMENT OF ALTERNATIVE TECHNOLOGIES BY COMPETITORS OF THE COMPANY OR ITS CUSTOMERS, PRICE PRESSURES AND OTHER COMPETITIVE FACTORS, AND VOLATILITY IN THE MARKET FOR THE COMPANY'S PRODUCTS. SEE ALSO THE SECTION TRENDS, UNCERTAINTIES AND PROSPECTIVE INFORMATION INCLUDED ELSEWHERE HEREIN.

PRODUCTS

The Company designs, manufactures, markets, and supports a broad family of standards-based magnetic components with application-specific interface solutions for signal management in networking products. These signal management products provide signal processing and power transfer functions such as circuit isolation and impedance matching, signal shaping and conditioning, noise reduction and filtering, and voltage conversion. These electrical functions help enable the OEM's hardware and software product architecture to transmit data over the transmission media.

Magnetics-based components are marketed under the Valor name and consist of two categories, signal processing and power transfer, as more fully described below. The Company's products comply with the industry standards adopted by the Institute of Electrical and Electronic Engineers ("IEEE") for the conversion and transmission of data over copper wire and support the major networking architectures which have evolved based on these standards.

The Company's magnetic-based components include a broad family of standards-compliant, miniature, wire-wound transformers; integrated modules; and subsystem products. The Company works closely with networking customers and integrated circuit companies to design products that complement the manufacturers' integrated circuit or chip set configuration with magnetics applications required to enable the integrated circuit to perform its desired function. The Company's products are located at most interface points of the system where signal conversion is required. For example, on the desktop in a LAN application, these products are found inside the computer on the network
interface adapter card.   At the file server, these products are found near the
connection port of hubs or concentrators, routers, and switches, as well as inside multiple-access units.

Magnetics-based components are an integral part of electronic circuitry. In LAN applications, circuits need to be isolated from each other, impedances matched (signal levels stepped up or down), unwanted signals suppressed or noise emissions filtered, and voltage converted. The LAN topologies that these networking products support differ in their requirements for transmission speed, wiring specifications, and signaling-access methods of the LAN; and, as a result, the component mix, quantity, placement, and degree of component integration for these products will vary depending upon the LAN topology used.

Signal Processing Products - The majority of the Company's revenues are derived from signal-processing products which consist of pulse transformers, chokes, filters, and integrated filter modules. Pulse transformers provide electrical isolation of circuits and match impedances between different parts of circuits, thus allowing for different circuits placed within close proximity on the same board to handle voltage signals without causing data distortion or circuit damage. In a LAN using copper wire as the transmission medium, isolation transformers are used on network adapter cards, generally located inside the computer, close to the connector, to isolate the network wiring from the adapter card itself. This isolation prevents the network wire from transferring voltage spikes into the system which would severely damage the circuits. Chokes are used for filtering and smoothing electrical signals, and are often used in connection with transformers. In a LAN, the required magnetics application for chokes is signal conditioning and shaping at the network interface point to suppress common mode noise (noise present equally on pairs of wires where the signals are supposed to exist at opposite levels to each other) emission on the transmit and receive line. The Company's transformers and chokes support Ethernet over coaxial cable; 10Base-T and Token Ring LAN topologies; 100Base-TX Fast Ethernet, 155 Mbps Asynchronous Transfer Mode ("ATM"), and fibre-channel applications. Transformers and chokes are also used in telecommunication products with ISDN, T1/E1/CEPT and xDSL interface applications. Filter products reduce or eliminate conducted noise frequencies outside of the normal network frequencies from traveling along transmission media as well as minimize large current or voltage spikes that would be deemed excessive on the transmission cable. Filter products are designed to work with the most commonly used integrated circuits and generally support both transmit or receive functions. Filters are located at the transmit and receive connection ports in such hardware as adapter cards, intelligent hubs, routers, and switches and may be placed discretely on printed-circuit boards or into an integrated filter module.

Integrated filter modules consist of a filter and a transformer and often a choke in one single module and may also include resistors, compactors and opto-isolators. Integrated filter modules perform the combined functions of signal isolation, impedance matching, signal conditioning, filtering, noise suppression and overvoltage protection. The Company's filter products support applications for Ethernet over coaxial cable, 10Base-T, Token Ring, PCMCIA credit card-sized standard, FDDI over copper, 100Base-VG, 100Base-T4, 155 Mbps ATM, ADSL and Cable Modem.

Beginning in 1998, the Company offers a line of single, one-by-four and two-by-six integrated connectors which integrate the Company's signal processing products with RJ45 connectors in a strategic arrangement with AMP (a connector manufacturer). These integrated connectors offer size and performance benefits as compared to the current approach of a separate signal processing component and a separate RJ45 connector.

Power-Transfer Products - The Company's principal power-transfer products are DC/DC converters. DC/DC converters take the bus or supply voltage, which generally operates at a different voltage level than the integrated circuit, and converts the voltage to a level to enable the integrated circuit to function optimally. DC/DC converters are also suitable for flash memory and distributed power applications. In a LAN, DC/DC two watt converters are located in combination adapter cards and hubs and support Ethernet (10Base2/5) over coaxial cable applications. 10Base-T topologies do not require a DC/DC converter.

CUSTOMERS

The Company's products are sold directly or indirectly to more than 1,000 customers, including primarily OEM's and distributors. Two of these customers accounted for 18% and 13% of the Company's total sales in 1997. Two customers accounted for 20% and 10% of the Company's total sales in 1996, and two customers accounted for 16% and 14% of the Company's total sales in 1995. No other customer accounted for 10% or more of total sales in these years, but several other customers contributed more than 5% of the Company's total sales in these years. The sales percentage from the Company's OEM and distribution customers has historically fluctuated and may continue to vary in future periods. Management believes that future sales concentration to these OEM and distribution customers is likely to continue. The importance of these customers to the Company, combined with competitive pressures, could result in the negotiation of lower sales prices for these customers which could adversely affect the Company's results of operations and financial condition. The loss of one of these customers would have a material adverse effect on the Company's results of operations and financial condition.

SALES AND MARKETING

The Company's products are sold in North America through 16 manufacturers' representative organizations employing over 150 sales engineers trained to sell the Company's products. These products are also offered for sale through two national and one regional electronics distributors with branches throughout the United States and Canada. The efforts of the representative organizations are directed by three regional manager employees, and the efforts of the distribution organizations are directed by a national distribution manager employee, all of whom report to a vice president of sales.

The international sales structure comprises representative and distributor networks in Europe and the Pacific Rim. There are directors of sales and marketing in London, England, and Hong Kong who oversee sales in Europe and Asia, respectively. The Company employs customer service representatives to process purchase orders and respond to customer inquiries.

COMPETITION

The market for magnetics-based components for network applications is highly competitive. The Company's LAN products have two principal competitors, Pulse Engineering, Inc., (a subsidiary of Technitrol) and Bel Fuse, Inc. Each of these competitors offers a broad product line, and each competes with levels of manufacturing and engineering capabilities at least similar to the Company's. In addition, numerous foreign-based firms with strong, low cost manufacturing capabilities offer specific products with capabilities similar to the Company's product lines. There is no dominant competitor in the telecommunications market for magnetic components, and competition varies according to location and type of interface. Among at least 30 competitors in the telecommunications market, the Company competes most often with Pulse Engineering, Midcom, Vacuumschmelze and UMEC.

The number of competitors and the characteristics of competition for the Company's products varies based on the degree of engineering and design related to each product. Currently, competition is primarily based on engineering design, quality, availability, and price. Products with very little engineering requirements or changes in design have more competitors and typically compete on price. Products with a high degree of engineering design and component integration have fewer competitors and typically compete on the ability to provide solutions.

The market for 10Base-T Ethernet and 10Base-2/5 products is becoming increasingly mature and, as a result, manufacturing companies are entering the marketplace with standard products and have sought to compete on the basis of price. The Company has competed in this environment by focusing on higher degrees of engineering and functionality, product quality, and availability, as well as the ability to cost re-engineer mature products. See "Product Development" for a discussion of new product development and emerging communications markets.

MANUFACTURING AND SUPPLIERS

The manufacturing operations for the Company's products are labor intensive, and primarily involve the winding of magnetic cores; the assembly and placement of discrete and integrated circuit components onto printed circuit boards; product encapsulation; testing; quality assurance; and marking of the final component. The Company conducts its manufacturing in two operations in the People's Republic of China ("PRC") and one operation in the Philippines. The activities of these manufacturing operations are coordinated and supported by the Company's San Diego-based headquarters and, in times of peak production, may be supplemented by third-party subcontractors in the PRC and in the Philippines. All of the Company's manufacturing operations in the PRC and the Philippines are certified pursuant to ISO 9002. The Company has direct product supervision over the subcontractor operations. The related subcontractor arrangements are negotiated on a price-per-piece basis, renewable annually, and generally provide to the Company flexibility to adapt its production schedule in response to fluctuations in market demand.

The principal materials and fabricated components used in the Company's products include ferrite cores, coilforms, leadframes, printed circuit boards, epoxies, discrete and integrated circuit electronic components. The Company generally uses standard parts and components for its products and, historically, has been able to obtain adequate supplies from several existing sources. Currently, pin coilforms, which are used in approximately 30% of filter products, are manufactured by a sole-sourced supplier. An interruption in the supply of pin coilforms or the inability of the Company to procure this component from alternative sources at acceptable prices within a reasonable time would materially and adversely affect the Company's business, manufacturing operations, operating results, and financial condition.

PRODUCT DEVELOPMENT

The market for the Company's products is characterized by rapidly changing technology, frequent new product introduction, and the requirement to conform to evolving standards for networking data communications architectures. The Company's ability to develop and introduce new products to the market in a timely manner or enhancements to existing products is crucial to its future success.

The Company is developing its magnetics-based products for use in emerging communications markets, such as Fast Ethernet, GigaBit, FDDI/CDDI, ATM, xDSL, ISDN and T1/E1 standards. The Company works closely with networking customers and integrated circuits manufacturers with which the Company's products must interface and participates as a member in the IEEE and ANSI Standards Committees and the ADSL Forum. These efforts give the Company early access to new technologies and new product plans, which the Company believes provide it with timely information regarding the development of its products. Concurrent engineering projects with key customers are also becoming an important factor in developing new products and product enhancements. In 1997, 1996, and 1995, the Company incurred design engineering and product development costs of $3,166,000, $3,245,000 and $4,705,000, respectively.

FOREIGN OPERATIONS

Substantially all of the Company's manufacturing operations and approximately 52% of its identifiable assets (excluding goodwill) are located in the PRC and the Philippines. See also "Manufacturing and Suppliers" and "Properties." There are risks inherent to these foreign operations, many of which are beyond the control of the Company. These risks include exposure to the effects of political and economic instability and significant changes to existing international treaties, fluctuating currency exchange rates, changes in tariffs, taxes, duties and imposts, market forces, and changes in foreign laws as well as difficulties in staffing and managing foreign subsidiaries and oversight of subcontracting arrangements. Such risks could result in interruptions of manufacturing operations, capability, or substantial increases in operating costs which, if prolonged, would have a material, adverse effect on the Company's profitability and financial condition. For example, if the United States Government were to eliminate current favorable trade legislation with China or increase customs duties, it could have a material adverse effect on a significant portion of the Company's foreign operations.

INTERNATIONAL SALES

Sales to customers outside of the United States comprised approximately 46% of the Company's total sales in 1997, of which approximately 21%, 22%, and 1% were made to customers in Asia, Europe, and North America (outside the United States), respectively. Sales to customers outside the United States as a percentage of total sales were approximately 48% in 1996, and 42% in 1995. Additional geographic segment financial information is set forth in the Notes to the Consolidated Financial Statements included elsewhere herein.

The Company has established sales offices in Hong Kong and London, England to administer its international sales activities. The Company believes that LAN, telecommunication and broadband systems, which require magnetics-based components such as those manufactured by the Company, will make further penetration into international markets, as has been the case in the United States. Accordingly, the Company expects that international sales will continue to represent a significant percentage of total future sales. International sales are, however, subject to inherent risks, including changes in regulatory requirements, fluctuating currency exchange rates, increases in tariff and other barriers, difficulties in obtaining export licenses, and potentially adverse tax consequences.

BACKLOG

As of December 31, 1997, the Company's backlog was approximately $8.6 million compared to approximately $15.7 million as of December 31, 1996. While the Company believes that the orders included in the backlog are firm, typical customer terms generally include the ability to cancel or reschedule orders without significant penalty. In addition, the Company commits its manufacturing and expense levels according to monthly and quarterly sales and production forecasts. If anticipated sales do not meet these forecasts, the Company's operating results would be adversely affected.

As more fully discussed in the Trends, Uncertainties and Prospective Information section of this Annual Report, the Company's backlog at the beginning of each quarterly period is not sufficient to achieve anticipated revenues for the quarter. As a result, the Company's sales for any quarter are dependent upon obtaining "turns business" (i.e., orders received in a quarter for shipment within the same quarter). Further, current trends are towards a greater dependence on turns business as the Company's customers demand shorter lead times and provide fewer long-term orders. Management expects this trend to continue. If turns orders do not materialize, the Company's operating results will be adversely affected. The Company's future performance on a quarter-to-quarter and year-to-year basis will be materially affected by the volume, mix and timing of orders received.

MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS

The Company's Common Stock is traded on the NASDAQ/NMS--Symbol: GGTI. The prices quoted below have been furnished by the NASDAQ/NMS. As of December 31, 1997, there were approximately 1,660 holders of record of the Company's Common Stock. The Company has not paid dividends on its Common Stock since 1982.


             1997           1996
         ------------  -------------
QUARTER  HIGH    LOW    HIGH    LOW
-------  -----  -----  ------  -----
  1st    6 7/8  4 1/4  18 1/4  8 1/4
  2nd    6 3/4  4 3/4   9 1/2  7 1/4
  3rd    7 3/4  5 1/4   7 3/4  5 1/4
  4th    6 5/8  4 1/2   7 1/4  4 3/8

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company have been derived from the audited Consolidated Financial Statements of the Company. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

SELECTED CONSOLIDATED FINANCIAL DATA
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    1997              1996              1995              1994              1993
                                                  -------------------------------------------------------------------------------
INCOME STATEMENT DATA
Sales                                             $82,591           $ 92,533          $114,836          $103,239          $88,575
                                                  ===============================================================================
Income (loss) from:
  Continuing operations                           $(3,133)          $ (7,651)         $  6,124          $  3,299          $10,890
  Discontinued operations, net of income taxes       --               (2,998)           (2,178)            1,962            2,310
  Disposal of discontinued operations, net
  of income taxes                                    --              (10,822)           (2,000)             --               --
                                                  -------------------------------------------------------------------------------
Net income (loss)                                 $(3,133)          $(21,471)         $  1,946          $  5,261          $13,200
                                                  ===============================================================================
Diluted earnings (loss) per share:
  Continuing operations                           $ (0.38)          $  (0.88)         $   0.56          $   0.32          $  1.09
  Discontinued operations, net of income taxes        --               (0.33)            (0.20)             0.19             0.23
  Disposal of discontinued operations, net
  of income taxes                                     --               (1.21)            (0.18)             --               --
                                                  -------------------------------------------------------------------------------
Net income (loss) per share                       $ (0.38)          $  (2.42)         $   0.18          $   0.51          $  1.32
                                                  ===============================================================================
Weighted average number of common shares
and common stock equivalents                        8,973              8,973            10,904            10,187           10,023
                                                  ===============================================================================
BALANCE SHEET DATA
Total Assets                                      $82,954           $ 91,524          $117,699          $ 99,948          $89,648
                                                  ===============================================================================
Working Capital                                   $33,813           $ 29,513          $ 53,690          $ 42,108          $38,055
                                                  ===============================================================================
Long-term debt, less current portion              $   625           $   --            $   --            $   --            $  --
                                                  ===============================================================================
Stockholders' equity                              $63,765           $ 67,150          $ 88,995          $ 77,563          $71,772
                                                  ===============================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this Annual Report. Amounts are expressed in thousands (except per share data).

                             RESULTS OF OPERATIONS

1997 COMPARED TO 1996

Revenues declined by 10.7% from $92,533 in 1996 to $82,591 in 1997. This decrease resulted from an approximate 17.0% decrease in average selling prices (including the effects of changes in mix), offset somewhat by an approximate 4.7% increase in unit volume. Management attributes the decrease in average selling prices to the competitive pressures caused by downward pressures on prices in the market for networking products for which the Company provides components. The decrease in average selling prices also resulted from a greater current year mix of lower-priced components for telecommunications markets. The 4.7% increase in unit volume resulted primarily from initial successes in the telecommunications markets as a result of the Company's strategy to build on its LAN magnetics expertise and to penetrate new telecommunications and broadband markets.

Two of the Company's OEM customers collectively accounted for 31% and 30% of the Company's sales in the current and prior year, respectively. The sales percentage from the Company's OEM customers has historically fluctuated and may continue to vary in future periods. Management believes that future sales concentration to these customers is likely to continue. The importance of these customers to the Company, combined with competitive pressures, could result in the negotiation of lower sales prices for these customers which could adversely effect the Company's results of operations and financial condition. The loss of one of these customers would have a material adverse affect on the Company's results of operations and financial condition.

Cost of sales decreased $12,186 or 16.2% from $75,350 (81.4% of revenue) in 1996 to $63,164 (76.5% of revenue) in 1997. Gross profit increased $2,244 or 13.1% from $17,183 in 1996 to $19,427 in 1997. Gross profit as a percent of sales increased from 18.6% to 23.5% in 1996 and 1997, respectively. These improved margins resulted primarily from decreased labor and overhead costs resulting from the 1996 replacement of China subcontract labor with direct employees and facilities which more than offset the decreased sales prices. Nevertheless, based on the Company's current overhead structure, if future volumes decline, the actual cost per unit and gross profit could be materially and adversely affected.

Operating expenses for 1997 decreased by $3,980 or 15.5% from $25,722 (27.8% of sales) in 1996 to $21,742 (26.3% of sales) in 1997. The prior year included a $1,900 charge related to the restructuring of the Company's Asia operations, a $650 charge related to the settlement and legal costs of a class action lawsuit, and an $871 charge related to employee severance. Absent these prior-year costs, operating expenses decreased $559 or 2.5% primarily as a result of decreased professional fees and decreased administrative personnel, offset somewhat by increased sales and marketing expenditures.

Other expenses increased $656 from $162 in 1996 to $818 in 1997 primarily because of a $499 net loss on the liquidation of the VideoServer shares received in connection with the Promptus divestiture.

The Company's tax provision (benefit) related to continuing operations was $0 in 1997 compared to a $1,050 benefit in 1996. These tax amounts are disproportionate to the related loss from continuing operations because the Company's net operating loss carryforwards have been used to decrease the amount of the permanently reinvested off-shore earnings that had not been taxed in prior years.

The increase in gross profit and the decreases in operating expenses, offset somewhat by the increase in other expenses and the decrease in tax benefits, resulted in a loss from continuing operations in 1997 of $3,133 or $0.38 per share. This compares to a loss from continuing operations of $7,651 or $0.88 per share in 1996. Including the effects of discontinued operations in 1996, the net loss decreased $18,338 from $21,471 or $2.42 per share in the prior year to $3,133 or $0.38 per share in 1997.

1996 COMPARED TO 1995

Revenues declined by 19.4%, from $114,836 in 1995 to $92,533 in 1996. This decrease consisted of an approximate 5.3% decrease in average selling prices and an approximate 14.9% decrease in unit volume. Management attributes the decrease in average selling prices to the competitive pressures caused by downward pressures on prices in the market for networking products for which the Company provides components. The decrease in unit volume is attributed to certain product quality issues that management believes have since been addressed.

Cost of sales decreased by 8.9%, from $82,729 in 1995 to $75,350 in 1996. This decrease was due primarily to the decline in unit sales volume and the factors discussed below related to gross margin.

Gross margin decreased by 46.5%, from $32,107 in 1995 to $17,183 in 1996.
Gross margin as a percent of revenue decreased by 33.6%, from 28% in 1995 to 18.6% in 1996. The decline in gross margin resulted primarily from the decline in unit volume and from increased excess and obsolete inventory provisions in 1996. The decrease in gross margin as a percent of revenues resulted primarily from the effects of fixed costs spread over lesser volume and from the price decline described above. This decrease was off set slightly by decreased labor and overhead costs resulting from the May 1996 formation of the Company's wholly-owned manufacturing operation in China, from the resultant termination of subcontract processing arrangements in China, and from the resultant restructuring of the Company's Hong Kong management team.

Operating expenses increased by 1.3%, from $25,382 in 1995 to $25,722 in 1996. The 1996 operating expenses included a $1,900 charge related to the restructuring of the Company's off-shore operations, particularly in Hong Kong, a $650 charge related to the settlement and legal costs of a class action lawsuit, and a $871 charge related to employee severance. The 1995 operating expenses included a $1,376 charge related to severance. Absent these charges in 1996 and 1995, operating expenses decreased by 5.6% resulting primarily from reductions in commissions expense and personnel.

Other expenses increased from $29 in 1995 to $162 in 1996 primarily as a result of gains on the sale of certain fixed assets in 1995.

The Company's tax provision (benefit) related to continuing operations changed from an expense of $506 in 1995 to a net benefit of $1,050 in 1996. The net tax benefit in 1996 resulted primarily from the carryback of the U.S. portion of the 1996 consolidated loss. The 1995 expense is significantly less than a provision based on the U.S. Federal tax rate due to off-shore tax holidays and due to the Company's intentions (at that time) to not repatriate off-shore earnings.

The decreased revenue levels, decreased gross margin and increased operating expenses, off-set somewhat by income tax consequences, resulted in a loss from continuing operations after taxes of $7,651 ($0.88 per share) in 1996. This compares to income from continuing operations after taxes of $6,124 ($0.56 per share on a diluted basis) in 1995.

The Company discontinued three operations during the years 1995 and 1996. Losses from discontinued operations were $2,998 ($.33 per share) in 1996 compared to $2,178 ($.20 per share on a diluted basis) in 1995. Estimated loss on disposal of discontinued operations was $10,822 ($1.21 per share) in 1996 and $2,000 ($.18 per share on a diluted basis) in 1995. Including the effect of discontinued operations, the net loss was $21,471 ($2.42 per share) in 1996 compared to net income of $1,946 ($.18 per share on a diluted basis) in 1995.

TRENDS, UNCERTAINTIES AND PROSPECTIVE INFORMATION

The Company expects that revenues in its first quarter of 1998 will be substantially less than the $18 million level achieved in the fourth quarter of 1997. Management believes that this continuing revenue decline results from an overall softening in demand for computer and networking products, from adverse economic conditions in Asia, and from intensified competition and resultant price declines in the LAN market. Many of the Company's key customers have indicated a softening of demand for computer and networking products in the first quarter of 1998, and this trend may continue. As a result of the continuing revenue decline, the 1998 first quarter loss will substantially exceed the $1.6 million loss recorded in the fourth quarter of 1997. In response to this adverse trend and for other reasons, the Company has initiated ongoing revenue enhancement and cost reduction programs. However, there can be no assurance that revenues will increase, nor can there be any assurance that the Company will be able to reduce costs in an amount sufficient to offset the negative effects of the revenue decline.

Management believes that its future operating results will be influenced by a number of factors including, but not limited to: general economic conditions; the growth of the LAN and internetworking markets; the growth of broadband, global services and high-speed, digital, network and telecommunications applications; timely new product introductions; dependence on key OEM customers; market acceptance of new networking, telecommunications and broadband technologies; market acceptance of the Company's products; and numerous competitive forces. It is anticipated that the Company's operating results in the foreseeable future will remain dependent on the success of the Company to identify, develop, manufacture, and market new products or to enhance existing product offerings.

The majority of the Company's sales continue to be derived from products that support Ethernet applications. The Company's operating results could be affected if there is an unexpected change in such technologies or if the Company does not respond appropriately to expected changes. The Company supplies OEM's with product compliant with all relevant IEEE, ANSI, and ATM forum standards for 100Base-TX Fast Ethernet, TP/PMD (FDDI over copper), xDSL, and 155 Mbps ATM applications. The success of these advanced products is dependent on many factors, such as the Company's ability to manufacture these products in sufficient quantities to meet anticipated demand and the overall market acceptance of these new technologies. The inability of these advanced networking products to gain market acceptance or potential delays of the widespread installation of such products could subject The Company's existing products to increased competition and pricing pressures, which would adversely affect the Company's operating results.

The Company's future performance will also be affected by the volume, mix, and timing of orders received during a particular period. There can be no assurance that orders from existing customers will continue at the levels of previous years or that the Company will be able to obtain orders from new customers. If anticipated orders do not develop, or changes in delivery schedules or cancellation of orders occur, the Company's per-unit manufacturing costs, expenditures, and inventory levels could be disproportionately high in relation to sales. This could have an adverse effect on the Company's operating results and liquidity for that quarterly period.

The Company's results and stock price have been, and may continue to be, subject to significant volatility, particularly on a quarterly basis. A further reduction in sales or increase in operating losses could have an immediate and significant adverse affect on the trading price of the Company's Common Stock in any given quarterly period.

Throughout the world, many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. During 1997, the Company completed a migration of its information systems (for all functions of the Company) to new Enterprise Resource Planning software (database and applications software) which fully addresses the Year 2000 issue. Also, the Company's management has reviewed and evaluated the potential impact of the Year 2000 issue on other application software, firmware and hardware utilized by the Company and have concluded that the Company has no additional or significant exposure (from an operational or a financial perspective) related to this matter.


                        LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1997, the Company satisfied its working capital and capital expenditure requirements through net borrowings from a related party, the proceeds from the disposal of Promptus, income tax refunds and internally generated cash from operations (net income before depreciation and amortization). The Company's primary uses of these available funds was to add equipment, to increase inventories and to reduce current liabilities. These sources and uses of cash are detailed in the Consolidated Statements of Cash Flows included elsewhere in this Annual Report.

In February 1997, the Company obtained a $2,500 two-year term note from its majority shareholder as more fully described in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. The first payment on this note of $625 plus interest was paid in August 1997, and the second payment of $625 plus interest was paid in February 1998.

In April 1997, the Company completed the divestiture of its interest in Promptus Communications, Inc. The Company received approximately $8.2 million in cash, net of transaction costs, and 157,795 shares of VideoServer (NASDAQ:
VSVR) common stock. As of December 31, 1997 the Company had sold all of these shares of VideoServer for total proceeds of approximately $1.8 million.

In September 1997, the Company received a $3.5 million Federal tax refund resulting from the carryback of the 1996 U.S. operating loss and 1995 U.S capital loss to prior profitable periods. The Company is now in a Federal tax loss carryforward position, and no further Federal tax refunds are available. As of December 31, 1997, the Company does have foreign and state tax refunds receivable totaling about $3 million which the Company expects to collect in 1998. The Company's 1994 Federal tax return is currently under audit, and the 1997 and prior years' Federal, state and foreign tax returns are subject to audit. Such audits could result in adjustments to the Company's tax position.

In 1997, the Company purchased capital equipment approximating $3.7 million. These expenditures were primarily for production equipment and information systems. The Company anticipates that capital expenditures will total about $3 to $5 million per year for the foreseeable future, depending on revenue growth rates, if any. These capital expenditures are anticipated to be primarily for automation equipment to further improve quality, increase capacity and increase manufacturing labor efficiency. The Company's capital expenditure estimates assume that future additional capacity needs, if any, are realized through expansion in subcontractor relationships, requiring a relatively low level of facility expenditures. The Company anticipates that most of its capital expenditures for the foreseeable future will be funded through cash on hand or cash generated from operations.

Management believes that funds on hand and funds generated by operations will be sufficient to finance working capital needs, projected capital-expenditure requirements and debt maturities at least through the next twelve months assuming that revenues achieve anticipated levels. However, if revenue levels continue to decline (see also Trends, Uncertainties and Prospective Information included elsewhere herein), then the Company may be forced to seek additional financing. There can be no assurance that additional financing will be available in amounts or at terms acceptable to the Company.

In January 1998, the Company retained investment bankers to assist the Company regarding the identification and investigation of strategic alternatives that might be available to the Company, including a possible sale of the Company. No such strategic transaction has been negotiated to date, and there can be no assurance that any such strategic transaction will be consummated. If a sale of the Company occurs, there can be no assurance regarding the price per share to be received by the Company's shareholders.

Report of Independent Public Accountants



To the Stockholders and Board of Directors, GTI Corporation:

We have audited the accompanying consolidated balance sheets of GTI Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GTI Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                              ARTHUR ANDERSEN LLP


San Diego, California
February 25, 1998

                                GTI CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------
                                                   1997                1996                   1995
                                                 -------             --------               --------

Sales                                            $82,591             $ 92,533               $114,836
Cost of sales                                     63,164               75,350                 82,729
                                                 -------             --------               --------
Gross profit                                      19,427               17,183                 32,107
Operating expenses                                21,742               25,722                 25,382
                                                 -------             --------               --------
Operating profit (loss)                           (2,315)              (8,539)                 6,725
Other (income) expense, net
  Loss on sale of securities                         499                   --                     --
  Interest (income)                                 (308)                 (91)                   (93)
  Interest expense                                   537                  319                    342
  Other (income) expenses                             90                  (66)                  (220)
                                                 -------             --------               --------
Income (loss) from continuing
  operations before income taxes and
  minority interest                               (3,133)              (8,701)                 6,696
Provision (benefit) for income taxes                  --               (1,050)                   506
Minority interest in earnings of
  subsidiaries                                        --                   --                     66
                                                 -------             --------               --------
Income (loss) from continuing
  operations                                      (3,133)              (7,651)                 6,124
Loss from discontinued operations,
  net of income taxes of $0 and $515
  for 1996 and 1995, respectively                     --                2,998                  2,178
Loss on disposal of discontinued
  operations, net of income taxes                     --               10,822                  2,000
                                                 -------             --------               --------
Net income (loss)                                $(3,133)            $(21,471)              $  1,946
                                                 =======             ========               ========
NET INCOME (LOSS) PER SHARE OF
COMMON STOCK AND COMMON STOCK EQUIVALENTS:

            Basic EPS
------------------------------------------
Income (loss) from continuing operations         $ (0.38)            $  (0.88)              $   0.65
Loss from discontinued operations                     --                (0.33)                 (0.24)
Loss on disposal of discontinued
  operations                                          --                (1.21)                 (0.22)
                                                 -------             --------               --------
Net loss                                         $ (0.38)            $  (2.42)              $   0.19
                                                 =======             ========               ========
Weighted average number of common shares           8,973                8,973                  8,973
                                                 =======             ========               ========
          Diluted EPS
------------------------------------------
Income (loss) from continuing operations         $ (0.38)            $  (0.88)              $   0.56
Loss from discontinued operations                     --                (0.33)                 (0.20)
Loss on disposal of discontinued operations           --                (1.21)                 (0.18)
                                                 -------             --------               --------
Net loss                                         $ (0.38)            $  (2.42)              $   0.18
                                                 =======             ========               ========
Weighted average number of common shares
  and common stock equivalents                     8,973                8,973                 10,904
                                                 =======             ========               ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                GTI CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  AS OF DECEMBER 31,
                                                                           ------------------------------
                                                                              1997                 1996
                                                                           ---------             --------
Current assets:
  Cash and cash equivalents                                                  $ 6,967               $ 3,219
  Accounts receivable, net of allowances of $339 and $201, respectively       12,061                11,502
  Inventories                                                                 21,794                18,551
  Income tax receivable                                                        2,926                 3,435
  Prepaid expenses and other                                                   2,786                 3,367
  Net assets of discontinued operations                                          290                11,637
                                                                             -------               -------
                                         Total current assets                 46,824                51,711
Property, plant and equipment, net                                            14,800                15,974
Goodwill, less accumulated amortization of $4,907 and $4,211,
  respectively, and other assets                                              21,330                23,839
                                                                             -------               -------
TOTAL ASSETS                                                                 $82,954               $91,524
                                                                             =======               =======
Current liabilities:
  Accounts payable, accrued and other liabilities                            $11,761               $17,298
  Short-term borrowings                                                            -                 4,900
  Current portion of long-term debt due to affiliate                           1,250                     -
                                                                             -------               -------
                                         Total current liabilities            13,011                22,198

Long-term debt due to affiliate, net of current portion                          625                     -
Deferred income taxes and other liabilities                                    5,553                 2,176

Stockholders' equity:
  Preferred stock, 1,000,000 shares authorized, first series,
    $35.00 cumulative convertible, 8,110 shares issued and outstanding         8,110                 8,110
  Common stock, par value $.04 per share, 12,000,000 shares authorized,
    8,973,475 shares issued and outstanding                                      359                   359
  Additional paid in capital                                                  44,082                44,082
  Retained earnings                                                           11,227                14,644
  Cumulative translation adjustment                                              (13)                  (45)
                                                                             -------               -------
                                         Total stockholders' equity           63,765                67,150
                                                                             -------               -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $82,954               $91,524
                                                                             =======               =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                GTI CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                 First Series                   Additional                               Cumulative        Total
                                   Preferred       Common        Paid-in       Retained      Treasury    Translation   Stockholders'
                                     Stock          Stock        Capital       Earnings        Stock     Adjustment       Equity
                                 ---------------------------------------------------------------------------------------------------

Balance, December 31, 1994           $8,110           $339       $34,567       $34,737       $(1,040)         $850         $77,563
Net income                                                                       1,946                                       1,946
Sale of 650,000 shares of Common
  Stock, of which 250,000
  shares were issued
  from Treasury Stock, in
  connection with the 72%
  acquisition of Promptus
  Communications, Inc.                                  16         8,655                        1,040                        9,711
Issuance of 114,125 shares of Common
  Stock under stock option plans                         4           860                                                       864
Preferred Stock dividend                                                          (284)                                       (284)
Cumulative translation gain on
  sale of assets of the E-Group                                                                               (835)           (835)
Translation adjustment                                                                                          30              30
                                 ---------------------------------------------------------------------------------------------------
Balance, December 31, 1995            8,110            359        44,082        36,399              -           45          88,995
Net loss                                                                       (21,471)                                    (21,471)
Preferred Stock dividend                                                          (284)                                       (284)
Translation adjustment                                                                                         (90)            (90)
                                 ---------------------------------------------------------------------------------------------------
Balance, December 31, 1996            8,110            359        44,082        14,644              -          (45)         67,150
Net loss                                                                        (3,133)                                     (3,133)
Preferred Stock dividend                                                          (284)                                       (284)
Translation adjustment                                                                                          32              32
                                 ---------------------------------------------------------------------------------------------------
Balance, December 31, 1997           $8,110           $359       $44,082       $11,227        $     -        $ (13)        $63,765
                                 ===================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                                GTI CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 Year Ended December 31,
                                                 --------------------------------------------------------
                                                   1997                    1996                    1995
                                                 ---------               --------                --------
Cash flows from operating activities:
  Net income (loss)                                $(3,133)              $(21,471)                $1,946
  Adjustments to reconcile net
  income (loss) to net cash provided
  (used) by continuing operations:
    Loss from discontinued operations                    -                  2,998                  2,178
    Loss on disposal of discontinued operations          -                 10,822                  2,000
    Depreciation and amortization                    5,608                  5,319                  4,757
    Loss on sale of securities                         499                      -                      -
    Minority interest in earnings  of subsidiary         -                      -                     66
    Loss on disposal of equipment                      202                      -                    201
    Deferred income taxes                              719                  1,289                 (1,945)
    Change in assets and  liabilities:
      Accounts receivable                             (559)                 7,954                   (680)
      Inventories                                   (3,243)                10,694                 (8,958)
      Income taxes receivable                          509                 (3,435)                     -
      Prepaid expenses and other                     2,115                 (1,231)                  (326)
      Accounts payable, accrued and other
        liabilities                                 (5,537)                (5,335)                 3,246
      Other non-current liabilities                  2,658                    223                    384
                                                    ------                 ------                -------
  Net cash provided (used) by                         (162)                 7,827                  2,869
   continuing operations
  Net operating cash used by  discontinued
   operations                                         (701)                (2,898)                (3,697)
                                                    ------                 ------                -------
Net cash provided (used) by operating
 activities                                           (863)                 4,929                   (828)
                                                    ------                 ------                -------
Cash flows from investing activities:
  Purchases of property, plant  and equipment       (3,661)                (6,060)                (4,509)
  Capital expenditures of discontinued
   operations                                           --                   (978)                (1,897)
  Purchase of Promptus, net of cash acquired            --                    --                 (19,089)
  Proceeds from disposal of  discontinued
   operations                                       11,549                  2,412                 11,750
                                                    ------                 ------                 ------
Net cash provided (used) by investing activities     7,888                 (4,626)               (13,745)
                                                    ------                 ------                -------
Cash flows from financing activities:
  Proceeds from (repayment of)
   credit facility, net                             (4,900)                   666                  2,579
  Proceeds from long-term debt due to affiliate,
   net of repayments                                 1,875                     --                     --
  Isssuance of common stock                             --                     --                 10,575
  Preferred stock cash dividend  paid                 (284)                  (213)                  (284)
                                                    ------                 ------                -------
Net cash provided (used) by financing activities    (3,309)                   453                 12,870
                                                    ------                 ------                -------
Net change in cumulative translation adjustment         32                    (90)                    30
                                                    ------                 ------                -------
Net increase (decrease) in cash and cash
 equivalents                                         3,748                    666                 (1,673)
Cash and cash equivalents - beginning of period      3,219                  2,553                  4,226
                                                    ------                 ------                -------
Cash and cash equivalents - end of period           $6,967                 $3,219                 $2,553
                                                    ======                 ======                =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                GTI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of GTI Corporation and its majority-owned subsidiaries (collectively the Company). All significant intercompany transactions and balances have been eliminated.

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

Concentration of Credit Risk and Geographic Operations - The Company invests a portion of its excess cash in debt instruments of financial institutions with strong credit ratings and has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company has not experienced any significant losses on its cash equivalents. The Company sells its products to customers in diversified industries worldwide. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Actual losses have been within management's expectations. As of December 31, 1997, two large customers represented approximately 46% of the Company's net accounts receivable balance. A significant portion of the Company's manufacturing operations and its inventories are concentrated in the People's Republic of China (the "PRC") and, to a lesser extent, the Philippines.

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

Excess of Cost over Net Assets of Acquired Companies - The excess of acquisition cost over the fair value of net assets (goodwill) of Valor Electronics, Inc. ("Valor," the Company's primary operating subsidiary) is being amortized using the straight-line method over 35 years. The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated life of this asset. Management believes that there has been no impairment of the goodwill as reflected in the Company's consolidated financial statements as of December 31, 1997. The Company is subject to technological changes, which could cause management to reassess its estimate of the realizability of goodwill and/or its amortization period. The determinants used for this evaluation include management's estimate of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the intangible asset to the Company's business objectives. Cost in excess of net assets of Valor, net of amortization, was $19,149 and $19,845 as of December 31, 1997 and 1996, respectively.

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

Foreign Currency Translation - Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rate for the period. Translation gains or losses of the Company's foreign subsidiaries are not included in net income but are reported as a separate component of stockholders' equity. The functional currency of those subsidiaries is the primary currency in which the subsidiary operates. Gains and losses on transactions in denominations other than the functional currency of the Company's foreign operations, while not material in amount, are included in the results of operations. Most of the Company's worldwide sales and inventory and equipment purchases are denominated in U.S. dollars, and most of the Company's cash is invested in U.S. dollars. As a result, the Company typically does not enter into foreign exchange transactions to hedge balance sheet and intercompany balances against movements in foreign exchange rates.

Net Income (Loss) Per Share of Common Stock - In 1997 the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which sets forth the basis for the computation of "basic" earnings per share and "dilutive" earnings per share. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed on the basis of the weighted average shares of Common Stock outstanding plus common equivalent shares arising from the effect of cumulative convertible Preferred Stock, using the if-converted method, and dilutive stock options, using the treasury-stock method. All EPS amounts for prior years and quarters have been restated to conform to these new standards, and the effect of the restatement was not significant.

Recent Accounting Pronouncements - In 1997, the Financial Accounting Standards Board issued Statements No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial statements. Both SFAS 130 and 131 are effective for fiscal years beginning after December 15, 1997.

NOTE 2: BUSINESS COMBINATION AND DISCONTINUED OPERATIONS

Promptus - In January 1995, the Company completed the acquisition of approximately 72% of the issued and outstanding capital stock of Promptus for approximately $19.1 million in cash, net of cash acquired. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair-market value. This allocation resulted in approximately $17.2 million of costs in excess of the net assets acquired, which was being amortized over 20 years.

In March 1997, Promptus entered into an agreement (the "NAC Transaction") to sell the net assets of its Network Access Card business ("NAC") for approximately $20,000, consisting of $14,500 in cash and 223,881 shares of VideoServer, Inc. Immediately after the closing of the NAC transaction, Promptus purchased 100% of the Promptus shares held by the Company and repaid certain indebtedness to the Company for an aggregate of approximately $11,600, net of certain transaction costs. The net proceeds to the Company at closing were $8,200 in cash and approximately 158,000 shares of common stock of VideoServer, Inc. resulting in a loss on disposal of approximately $10,800. As a result of this divestiture, the operations prior to closing and the loss on disposal of

Promptus are included within discontinued operations. In 1997, the Company incurred an additional $499 loss resulting from the decline in value of VideoServer from the date of closing to the date the Company was able to liquidate the VideoServer shares. This $499 loss was recorded in 1997 in continuing operations.

E-Group - In December 1995, the Company completed the divestiture of certain assets and liabilities of the E-Group for approximately $12,500, resulting in a gain of approximately $3,000, net of income taxes of $2,500. The Company received $11,750 in cash paid at the closing, $250 in escrow funds, and a $500 promissory note due in three years. The escrow funds will remain in escrow until June 1997, at which time, if no purchase price adjustment occurs, all escrow funds will be remitted to the Company.

Esco - In February 1996, the Company sold 100% of Esco's common stock in exchange for approximately $4,100, consisting of $2,200 in cash and a $1,900 promissory note due in equal installments over six years, resulting in a loss on disposal of approximately $5,000, net of income tax benefits of approximately $1,300. This loss was accrued in 1995.

The sales of the E-Group, Esco and Promptus were made pursuant to formal divestiture plans adopted by the Company's Board of Directors which required the plans to be carried out within one year. Accordingly, these businesses have been accounted as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

The operating results of the discontinued operations during the period of the Company's ownership are summarized as follows:


                                                1996                1995
                                              ----------------------------
      Sales                                   $ 17,735            $ 54,771
                                              ----------------------------
      Loss before tax provision
        and minority interest income            (3,530)             (2,209)
      Income tax provision                           -                 515
      Minority interest income                     532                 546
                                              ----------------------------
      Net loss                                $ (2,998)           $ (2,178)
                                              ============================
      Basic earnings (loss) per share         $  (0.33)           $  (0.24)
                                              ============================

Interest expense has been allocated to loss on discontinued operations for the year ended December 31, 1995 based upon specifically identified debt incurred in connection with the acquisition of Promptus. The amount of interest expense allocated was approximately $865.

NOTE 3:  SUPPLEMENTAL STATEMENTS OF CASH FLOW DISCLOSURE

Supplemental cash flow information are summarized as follows:


                                                             1997                  1996                 1995
                                                            ------                ------               -------
Interest paid including interest related to
 discontinued operations                                    $  440                $  376               $ 1,207
                                                            ======                ======               =======
Income taxes paid                                           $1,085                $2,636               $ 1,559
                                                            ======                ======               =======
Business acquisition, net of cash acquired:
 Working capital, other than cash acquired                  $    -                $    -               $   644
 Plant and capital                                                                                       1,314
 Purchase price in excess of the net assets acquired                                                    17,230
 Other assets                                                                                            1,183
 Non-current liabilities                                                                                (1,282)
                                                            ------                ------               -------
Net cash used to acquire Promptus                           $    -                $    -               $19,089
                                                            ======                ======               =======

In connection with the disposal of the E-Group in December 1995, the Company used the cash proceeds of approximately $11,750 to repay the outstanding principal and interest on a bank term loan of $4,100 and repaid the remaining $7,650 against the outstanding principal amount on a bank credit facility. The term loan and credit facility were both used in connection with the acquisition of Promptus.


NOTE 4:  SUPPLEMENTARY FINANCIAL INFORMATION

Inventory consisted of the following:


                                  1997                 1996
                                -------              -------
Raw materials                   $ 9,881              $ 7,441
Work in process                   2,871                3,748
Finished goods                    9,042                7,362
                                -------              -------
Total inventories               $21,794              $18,551
                                =======              =======

Property, plant and equipment consisted of the following:


                                                         1997           1996
                                                      --------       --------
     Land                                             $     12       $     12
     Buildings and improvements                          5,647          4,683
     Machinery and equipment                            22,177         20,549
     Furniture and fixtures                              4,055          3,429
                                                      --------       --------
     Property, plant and equipment, gross               31,891         28,673
     Less:  accumulated depreciation                   (17,091)       (12,699)
                                                      --------       --------
     Property, plant and equipment, net               $ 14,800       $ 15,974
                                                      ========       ========

Accounts payable and accrued liabilities consisted of the following:


                                                        1997           1996
                                                      -------        --------
     Accounts Payable                                 $ 5,032        $  6,700
     Employee compensation                              3,045           3,810
     Federal, local, foreign and other taxes                -           2,759
     Other accrued liabilities                          3,684           3,782
     Accrued severance costs                                -             247
                                                      -------        --------
                                                      $11,761        $ 17,298
                                                      =======        ========

NOTE 5:  CREDIT AGREEMENTS AND RELATED-PARTY NOTE

Through December 1997 the Company had a line of credit agreement with a bank. Interest on outstanding borrowings accrued at prime plus one and one quarter percent, and the line was secured by substantially all the Company's domestic assets. The line of credit agreement expired in December 1997, and as of December 31, 1997 and 1996, there were zero and $4.9 million, respectively, outstanding under this arrangement.

In February 1998, the Company negotiated a new line of credit, subject to activation. However, based on recent financial performance (see Note 13), it is unlikely that this line will be activated.

In February 1997, the Company entered into a Note Purchase Agreement (the "Note") with Telemetrix PLC ("Telemetrix," the Company's majority shareholder). By the terms of the Note, Telemetrix loaned $2,500 to the Company with principal to be repaid in four equal semi-annual installments of $625,000 (plus applicable interest) beginning August 1997 and ending February 1999. Interest accrues at Prime plus 4% (12.5% as of December 31, 1997). The loan is secured by a subordinated security interest in all of the Company's assets. As of December 31, 1997, the outstanding balance on this Note was $1,875. Also, by the terms of the Note and related agreements, the Company granted Telemetrix a warrant to acquire 150,000 shares of GTI common stock at an exercise price of $6 per share. The warrant expires 30 days after the Note is repaid in full.

NOTE 6:  INCOME TAXES

The components of the provision (benefit) for income taxes for the years ended December 31 are as follows:


                               1997                 1996                  1995
                             -------             --------                ------
     Federal
      - current              $     -             $ (2,988)               $ (358)
      - deferred               1,998                1,264                  (762)
     Foreign
      - current               (1,998)               2,031                 1,714
      - deferred                   -               (1,156)                   71
     State and local               -                 (201)                 (159)
                             -------             --------                ------
                             $     -             $ (1,050)               $  506
                             =======             ========                ======

The components of the income tax provision (benefit) were based on the following sources of pre-tax income (loss):


                               1997                  1996                 1995
                             --------             --------             --------
     Total United States     $ (9,129)            $(13,341)            $ (2,289)
     Total Foreign              5,996                4,640                8,985
                             --------             --------             --------
                             $ (3,133)            $ (8,701)            $  6,696
                             ========             ========             ========

The components of the net deferred income tax asset were as follows:


                                                     1997                1996
                                                   -------             --------
     Accelerated depreciation                      $    30             $     51
     Compensation                                       99                  532
     Reserves                                          745                  674
     NOL, capital loss, AMT credit carryovers        5,261                  866
     Miscellaneous accrued expenses                    121                    -
     Other                                             423                   90
     Valuation reserve - capital loss                 (643)                (651)
                                                   -------             --------
                                                   $ 6,036              $ 1,562
                                                   =======             ========

The components of the net deferred income tax liabilities were as follows:


                                                     1997                 1996
                                                   -------               ------
     Accelerated depreciation of foreign assets    $     -               $    -
     Earnings not permanently reinvested             6,472                    -
                                                   -------               ------
                                                   $ 6,472               $    -
                                                   =======               ======

A reconciliation from the Federal income tax provision at the statutory rate to the effective rate is as follows:


                                                        1997            1996         1995
                                                      -------         -------      --------
Statutory Federal tax on income before income taxes   $(1,065)        $(2,958)     $  1,719
Effect of foreign losses with no tax benefit                -               -             -
State income taxes, net of federal benefit                  -            (201)         (191)
Differences between US and foreign tax rates                -             986        (1,050)
Foreign tax refund                                     (1,998)              -             -
Earnings not permanently reinvested                     4,675               -             -
Non-deductible expenses                                   258             748            28
Benefit of NOL carryforward                            (1,870)              -             -
Other                                                       -             375             -
                                                      -------         -------      --------
                                                      $     -         $(1,050)     $    506
                                                      =======         =======      ========

Income tax provision is not recorded for US Federal income taxes on a portion of the undistributed earnings of foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. Accumulated undistributed earnings of foreign subsidiaries on which US taxes have not been provided are approximately $37,300, which would result in a related tax liability of $9,300, net of estimated foreign tax credits of $6,700, if such earnings were repatriated.


NOTE 7:  COMMITMENTS AND CONTINGENCIES

Lease Commitments: The Company leases machinery and equipment, computer equipment, office furniture and leased facilities under various operating leases. These leases expire on various dates through 2002. Under the terms of most of the leases, the Company is required to pay all taxes, insurance and maintenance. The total future minimum annual lease payments under these operating lease agreements are as follows:


                 Year Ended
                December 31,
                ------------
                    1998                   $2,366
                    1999                    2,191
                    2000                    1,290
                    2001                      824
                    2002                      640
                 Thereafter                     -
                                           ------
                                           $7,311
                                           ======

Rental expense amounted to $3,468, $2,879 and $3,280 in the years ended December 31, 1997, 1996 and 1995, respectively.

Litigation: In December 1995, a class-action lawsuit was filed in the United States District Court, Southern District of California, against the Company and certain of its officers and directors alleging violations of the Securities Exchange Act of 1934. In November 1996, the court approved a Stipulation of Settlement with prejudice resulting in a release of all claims. The settlement amount, paid by the Company in 1996, was $400.

The Company is involved in various legal proceedings and claims arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material effect on the Company's consolidated financial position or results of operations.

Change of Control Contingencies: In February 1998, the Company retained investment bankers to assist the Company regarding the identification and investigation of strategic alternatives that might be available to the Company, including a possible sale of the Company. No such strategic transaction has been negotiated to date, and there can be no assurance that any such strategic transactions will be consummated. If a sale of the Company occurs, there can be no assurance regarding the price per share to be received by the Company's shareholders. Also, if a change of control of GTI occurs, the Company will owe stay-on bonuses to certain employees aggregating approximately $1,200 and a success fee to the investment bankers, depending on the price of the strategic transaction, if any.

NOTE 8:  PREFERRED STOCK

The preferred stock is convertible at the discretion of the holder, at a rate of 234.314 shares of common stock per share of preferred stock, into 1,900,287 shares of the Company's common stock. Dividends accrue on this preferred stock at a rate of $35.00 per share per year and are payable quarterly. The preferred shares have a liquidation preference of $1,000 per share and have a par value of $1.00 per share.


NOTE 9:  EARNINGS PER SHARE

The following represents a reconciliation of the numerator and the denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation:



                                              For the year ended           For the year ended             For the year ended
                                               December 31, 1997            December 31, 1996              December 31, 1995
                                          ---------------------------    ----------------------------  ---------------------------
                                          Income            Per share    Income             Per share  Income            Per share
                                          (loss)   Shares    amount      (loss)    Shares    amount    (loss)   Shares    amount
                                          ---------------------------    ----------------------------  ---------------------------
BASIC EARNINGS (LOSS) PER SHARE:
Net loss                                 $(3,133)                       $(21,471)                      $1,946
Less:  preferred stock
  dividend                                  (284)                           (284)                        (284)
                                         -------                        --------                       ------
Loss available for common stockholders    (3,417)  8,973                 (21,755)  8,973                1,662    8,973
Basic income (loss) per share                               $(0.38)                          $(2.42)                      $0.19
                                                            ======                           ======                       =====
DILUTIVE EARNINGS (LOSS) PER SHARE:
Assumed exercise of stock options            -  antidilutive               -  antidilutive                          31
Convertible preferred stock                  -  antidilutive               -  antidilutive                284    1,900
                                         ---------------                ----------------               ---------------
Loss available for common stockholders   $(3,417)  8,973                $(21,755)  8,973               $1,946   10,904
                                         ===============                ================               ===============
Dilutive income (loss) per share                            $(0.38)                          $(2.42)                      $0.18
                                                            ======                           ======                       =====

Implementation of SFAS 128 had no significant impact to the Company's computation of Dilutive EPS relative to its historical calculation of EPS under APB Opinion No. 15.


NOTE 10:  STOCK-BASED COMPENSATION PLANS

Stock Option Plans: The Company has five stock option plans that provide for the granting of either incentive stock options or non-qualified stock options to key employees and non-employee members of the Company's Board of Directors. All current outstanding options are non-qualified stock options. The options granted under these plans are to purchase common stock at not less than fair-market value at the date of grant. Employee options are generally exercisable one year from date of grant in cumulative annual installments of 25%, and they generally fully vest upon a change of control of GTI. Non-employee director options are exercisable in full at the date of grant. The options have terms of five to ten years.

The following summarizes stock options activity for 1997:


                                                                                     Exercise
                                                                Shares             Price Range
                                                              ---------           --------------
Outstanding as of December 31, 1996                             826,250           $5.25 - $35.00
Granted                                                         461,750           $5.50 - $6.38
Exercised                                                             -                        -
Forfeited                                                      (261,625)          $5.25 - $35.00
                                                              ---------           --------------
Outstanding as of December 31, 1997                           1,026,375           $5.25 - $28.75
                                                              =========           ==============
Number of shares exercisable as of December 31, 1997            246,561           $5.25 - $28.75
                                                              =========           ==============
Weighted average fair value of options granted                    $5.69
                                                              =========

The outstanding options expire at various dates through December 2007. As of December 31, 1997, 147,925 shares were available for future grant under all plans.

Additionally, as of December 31, 1997, a warrant was outstanding for 150,000 shares of common stock at an exercise price of $6 per share. This warrant, issued to an affiliated party, expires 30 days after the note payable to said affiliated party is paid in full. The anticipated retirement of said note is February 1999.

As permissible under Statement of Financial Accounting Standards No. 123, the Company accounts for stock options granted as per the methodology prescribed under Accounting Principles Board Opinion No. 25, which recognizes compensation cost based upon the intrinsic value of the equity award. Accordingly, no compensation expense was recognized in the consolidated statement of operations for any equity awards granted during 1997, 1996 and 1995.

The following table represents pro forma net income (loss) and pro forma earnings (loss) per share had the Company elected to account for equity awards using the fair-value-based method beginning with all equity award grants commencing on January 1, 1995. In estimating the pro forma compensation expense for each equity award granted during the years ended December 31, 1997, 1996 and 1995, the Company used the Black Scholes option pricing model, a risk-free interest rate of 6.5%, expected dividend yield of zero, expected option lives of 6.5 years, and expected volatility of 83.2%. The estimated pro forma compensation cost resulting in the pro forma net income (loss) and earnings (loss) per share may not be representative of actual results had the Company accounted for equity awards using the fair-value-based method.


                                              1997                  1996                   1995
                                            -------              --------                 ------
Net income (loss) as reported               $(3,133)             $(21,471)                $1,946
                                            =======              ========                 ======
Pro forma net income (loss)                 $(3,470)             $(21,777)                $1,838
                                            =======              ========                 ======

Basic EPS as reported                        $(0.38)               $(2.42)                $ 0.19
                                            =======              ========                 ======
Pro forma Basic EPS                          $(0.42)               $(2.46)                $ 0.17
                                            =======              ========                 ======

Diluted EPS as reported                      $(0.38)               $(2.42)                $ 0.18
                                            =======              ========                 ======
Proforma Diluted EPS                         $(0.42)               $(2.46)                $ 0.17
                                            =======              ========                 ======

NOTE 11:  EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan that qualifies as a cash or deferred profit sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code. The plan is available to substantially all domestic employees. Under the plan, participating employees may defer between 1% and 15% of their pre-tax compensation. The Company contributes 50% for each dollar contributed per employee up to a maximum of 3% of the employee's defined compensation. In addition, the plan provides for an employer profit sharing contribution in such amounts as the Board of Directors may annually determine. The Company also has similar plans for foreign employees which are governed by the laws in the country in which they are established. Company contributions under all plans were $81, $120 and $145 in 1997, 1996 and 1995, respectively. There were no amounts paid relating to the discretionary employer profit sharing contribution in any of these years.

The Company had no other programs that required payment of post-retirement benefits to current or retired employees.


NOTE 12:  SEGMENT INFORMATION AND MAJOR CUSTOMERS

In the year ended December 31, 1997, two customers represented 18% and 13%, respectively, of the Company's consolidated sales. In the year ended December 31, 1996, two customers represented 20% and 10%, respectively, of the Company's consolidated sales. In the year ended December 31, 1995, two customers represented 16% and 14%, respectively, of the Company's consolidated sales.

Through its Valor subsidiary, the Company operates in one industry segment. Valor is a manufacturer and distributor of magnetic-based components, integrated modules, and subsystems for signal processing and power-management functions in networking and internetworking products. Valor products are used principally in the data communications industry by OEMs for local area networks and wide area networks.

The Company operates predominately in the Unites States, the Peoples' Republic of China, the Philippines, Hong Kong and the United Kingdom. Transfers between geographic areas primarily represent intercompany export sales between the related companies. In computing income from continuing operations before income taxes and minority interest, no allocations of general corporate expenses have been made. Identifiable assets include those assets directly identified to those operations in each geographical area. The assets in North America consist of operating assets and goodwill (net of amortization).

GEOGRAPHIC SEGMENTS

                                                                                                    Adjustments
                                                              North                                    and
                                                             America        Asia        Europe      Eliminations     Consolidated
                                                             --------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997
Sales to unaffiliated customers                              $ 46,044     $ 18,584      $17,963      $      -          $ 82,591
Transfers between geographic segments                               -       57,611            -       (57,611)                -
                                                             ------------------------------------------------------------------
Total Sales                                                  $ 46,044     $ 76,195      $17,963      $(57,611)         $ 82,591
                                                             ==================================================================
Income (loss) before income taxes and minority interest      $(12,180)    $  8,638      $   409      $      -          $ (3,133)
                                                             ==================================================================
Identifiable Assets                                          $ 32,705     $ 42,854      $ 7,395      $      -          $ 82,954
                                                             ==================================================================
YEAR ENDED DECEMBER 31, 1996
Sales to unaffiliated customers                              $ 48,316     $ 36,454      $ 7,763      $      -          $ 92,533
Transfers between geographic segments                               -       54,192          459       (54,651)                -
                                                             ------------------------------------------------------------------
Total Sales                                                  $ 48,316     $ 90,646      $ 8,222      $(54,651)         $ 92,533
                                                             ==================================================================
Income (loss) before income taxes and minority interest      $(10,310)    $    727      $   882      $      -          $ (8,701)
                                                             ==================================================================
Identifiable Assets                                          $ 49,775     $ 37,215      $ 4,534      $      -          $ 91,524
                                                             ==================================================================
YEAR ENDED DECEMBER 31, 1995
Sales to unaffiliated customers                              $ 66,671     $ 33,373      $14,792      $      -          $114,836
Transfers between geographic segments                              (2)      67,846            -       (67,844)                -
                                                             ------------------------------------------------------------------
Total Sales                                                  $ 66,669     $101,219      $14,792      $(67,844)         $114,836
                                                             ==================================================================
Income (loss) before income taxes and minority interest      $ (2,289)    $  7,951      $ 1,034      $      -          $  6,696
                                                             ==================================================================
Identifiable Assets                                          $ 66,364     $ 48,522      $ 2,813      $      -          $117,699
                                                             ==================================================================

Export sales, principally to customers in Canada and Latin America, were $1,109, $908 and $3,048 in the years ended December 31, 1997, 1996 and 1995, respectively. These export sales are included in the North America amounts above.


NOTE 13:  SUBSEQUENT EVENT

The Company expects that revenues in its first quarter of 1998 will be substantially less than the $18 million level achieved in the fourth quarter of 1997. As a result of the continuing revenue decline, the 1998 first quarter loss will substantially exceed the $1.6 million loss recorded in the fourth quarter of 1997. In response to this adverse trend and for other reasons, the Company has initiated ongoing revenue enhancement and cost reduction programs. However, there can be no assurance that revenues will increase, nor can there be any assurance that the Company will be able to reduce costs in an amount sufficient to offset the negative effects of the revenue decline. While management believes the Company has sufficient financial resources, if revenue levels continue to decline, then the Company may be forced to seek additional financing. There can be no assurance that additional financing will be available in amounts or at terms acceptable to the Company.

NOTE 14:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The Company's condensed quarterly results of operations for the years ended December 31, 1997 and 1996 were as follows:


                                                                     First     Second     Third      Fourth
                                                                    Quarter    Quarter   Quarter     Quarter       Total
                                                                    -----------------------------------------------------
YEAR ENDED DECEMBER 31, 1997
Sales                                                               $22,393    $23,011    $19,130     $18,057     $82,591
                                                                    -----------------------------------------------------
Gross Profit                                                          5,884      6,503      3,845       3,195      19,427
                                                                    -----------------------------------------------------
Income (loss) from continuing operations before taxes                   288       (112)    (1,772)     (1,537)     (3,133)
Provision (benefit) from income taxes                                   100        177       (277)          -           -
                                                                    -----------------------------------------------------
Income (loss) from continuing operations                                188       (289)    (1,495)     (1,537)     (3,133)
Income (loss) from discontinued operations, net of income taxes           -          -          -           -           -
Loss on disposal of discontinued operations, net of income taxes          -          -          -           -           -
                                                                    -----------------------------------------------------
Net income (loss)                                                      $188      $(289)   $(1,495)    $(1,537)    $(3,133)
                                                                    =====================================================
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations                              $0.01     $(0.04)    $(0.17)     $(0.18)     $(0.38)
Income (loss) from discontinued operations                                -          -          -           -           -
Loss on disposal of discontinued operations                               -          -          -           -           -
                                                                    -----------------------------------------------------
Net income (loss) per share                                           $0.01     $(0.04)    $(0.17)     $(0.18)     $(0.38)
                                                                    =====================================================
YEAR ENDED DECEMBER 31, 1996
Sales                                                               $26,618    $23,017    $20,560     $22,338     $92,533
                                                                    -----------------------------------------------------
Gross Profit                                                          5,929      3,689      2,628       4,937      17,183
                                                                    -----------------------------------------------------
Income (loss) from continuing operations before taxes                  (855)    (2,935)    (4,291)       (620)     (8,701)
Provision (benefit) from income taxes                                  (300)      (650)      (100)           -     (1,050)
                                                                    -----------------------------------------------------
Income (loss) from continuing operations                               (555)    (2,285)    (4,191)       (620)     (7,651)
Income (loss) from discontinued operations, net of income taxes      (1,083)      (480)      (936)       (499)     (2,998)
Loss on disposal of discontinued operations, net of income taxes          -          -          -     (10,822)    (10,822)
                                                                    -----------------------------------------------------
Net income (loss)                                                   $(1,638)   $(2,765)   $(5,127)   $(11,941)   $(21,471)
                                                                    =====================================================
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations                             $(0.07)     (0.26)     (0.47)      (0.08)     $(0.88)
Income (loss) from discontinued operations                            (0.12)     (0.05)     (0.10)      (0.06)      (0.33)
Loss on disposal of discontinued operations                              -          -          -        (1.21)      (1.21)
                                                                    -----------------------------------------------------
Net income (loss) per share                                          $(0.19)    $(0.31)    $(0.57)     $(1.35)     $(2.42)
                                                                    =====================================================

                             CORPORATE INFORMATION


OFFICERS                          CORPORATE OFFICES                 PRODUCT DEVELOPMENT &
Albert J. Hugo-Martinez           9715 Business Park Avenue         MANUFACTURING
President                         San Diego, California 92131-1642  LOCATIONS
Chief Executive Officer           619-537-2500                      San Diego, California
Director                                                            Shenzhen, Peoples Repub. of China
                                                                    Cabuyao, Laguna, Philippines
Bruce C. Myers                    INDEPENDENT PUBLIC
Vice President - Finance          ACCOUNTANTS
Chief Financial Officer           Arthur Andersen LLP               PRIMARY SALES AND
Secretary                                                           DISTRIBUTION LOCATIONS
                                                                    San Diego, California
NON-EMPLOYEE DIRECTORS            TRANSFER AGENT                    Kowloon, Hong Kong
Ken E. Maud                       Chemical Mellon Shareholder       London, England
Chairman of the Board             Service, LLC

Timothy M. Curtis
Chief Executive - Telemetrix PLC

Edmund B. Fitzgerald
Professor
Managing Director - Woodmont
Associates

Robert E. Venter
Chief Executive - Power
Technologies Ltd.
Director, Telemetrix PLC

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES





To GTI Corporation:

We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in this Form 10K, and have issued our report thereon dated February 25, 1998. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                        ARTHUR ANDERSEN LLP




San Diego, California
February 25, 1998

                                GTI CORPORATION

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)


                         Balance at     Charged to
                        Beginning of    Costs and      Accounts      Balance at
Description                Period        Expenses    Written Off     end of Year
----------------------------------------------------------------------------------

Allowance for
doubtful accounts:

Year ended
December 31, 1997            $201          $168             $(30)          $339

Year ended
December 31, 1996            $225          $ 60             $(84)          $201

Year ended
December 31, 1995            $143          $ 90             $ (8)          $225
