Form 10-K/A
period 1997-12-31
GTI CORP
filed 1998-05-13
CIK 44319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A

                                AMENDMENT NO. 1


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

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this report:


The Registrant's 1997 Annual Report to Stockholders is incorporated by reference to Parts I and II of this report.

                                     PART I


ITEM 1. BUSINESS

This Form 10-K/A contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this Form 10-K/A which could cause actual results to differ materially from those indicated by such forward-looking statements.

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


EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages, and offices held by the Company's current Executive Officers:

           Name             Age          Office
           ----             ---          ------
Albert J. Hugo-Martinez     52           President, Chief Executive Officer and Director
                                         GTI Corporation
Bruce C. Myers              42           Vice President Finance, Chief Financial
                                         Officer and Secretary
                                         GTI Corporation
Michael D. Hollabaugh       48           Vice President of Sales
                                         Valor Electronics, Inc.
William H. Kopenhaver       51           Vice President of Operations
                                         Valor Electronics, Inc.
William W. Staunton         50           Executive Vice President
                                         Valor Electronics, Inc.

There are no family relationships among the Executive Officers and Directors of the Company.

Albert J. Hugo-Martinez became president and chief executive officer of the Company in March 1996. From 1988 to 1995, Mr. Hugo-Martinez was president and chief executive officer of Applied Micro Circuits Corporation in San Diego, California. Prior thereto, he held various management positions with TRW, Burr Brown Corporation, and Motorola Semiconductor. Mr. Hugo-Martinez is a director of Microchip Corp. and the UCSD Cancer Center.

Mr. Hollabaugh joined the Company in 1996 as vice president of sales. Prior thereto, Mr. Hollabaugh was employed for one year as vice president of sales and marketing by Trident Microsystems, and he was employed for two years as vice president of business and product development and for six years as vice president of marketing by Applied Micro Circuits Corporation.

Bruce C. Myers became vice president of finance and chief financial officer of the Company on January 21, 1997. From June 1989 to December 1996, Mr. Myers was chief operating officer and chief financial officer of Photomatrix, Inc. (formerly Xscribe Corporation) in San Diego, California. Prior thereto, Mr. Myers held various positions with Arthur Andersen LLP for eleven years.

Mr. Kopenhaver joined the Company in 1997 as vice president of operations. Prior thereto, Mr. Kopenhaver was employed for two years as vice president of operations by TV/COM, and nine years as director of operations by Eastman Kodak Company.

Mr. Staunton joined the Company in 1996 as vice president of quality and was promoted in 1997 to executive vice president. Prior to joining the Company, Mr. Staunton was employed for nine years as vice president of quality and reliability by Applied Micro Circuits Corporation and for six years as quality assurance manager by Burr Brown Corporation.

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

                                    PART III



Item 10. Directors and Executive Officers of the Registrant

INFORMATION REGARDING DIRECTORS AND EXECUTIVE OFFICERS

See Part 1 Item 1 "Executive Officers of the Company" for a discussion of the executive officers of the Company. The following sets forth the name, age, principal occupation for the periods indicated, and other directorships of each of the Registrant's Directors.

TIMOTHY M. CURTIS, age 55, has been a Director since 1994. Since February 1992, Mr. Curtis has been the Chief Executive and a director of Telemetrix PLC, a United Kingdom corporation, which is listed on the London Stock Exchange and is engaged in the manufacture and sale of advanced electronics products. From 1991 through 1993, he was a Non-Employee Director of TVS Entertainment, a United Kingdom-based commercial television station, from 1994 to 1996 a Non-Employee Director of Bournemouth and West Hamphsire Water PLC, and from 1994 to 1995 a Non-Employee Director of Dobson Park Industries PLC. He is currently a Non-Executive Director of Pace Micro Technology PLC.

EDMUND B. FITZGERALD, age 72, has been a Director since 1993. Mr. Fitzgerald is currently Managing Director of Woodmont Associates of Nashville, Tennessee, a business advisory services firm which he founded in 1990. He is also an Adjunct Professor of Management at the Owen Graduate School of Management of Vanderbilt University in Nashville, Tennessee. From 1985 to 1989, Mr. Fitzgerald was Chairman and Chief Executive Officer of Northern Telecom Limited and from 1989 to 1990, he was Chairman of the Board.

ALBERT J. HUGO-MARTINEZ, age 52, has served as President, Chief Executive Officer and a Director of the Company since March 1996. From 1988 to 1995, Mr. Hugo-Martinez was President and Chief Executive Officer of Applied Micro Circuits Corp. in San Diego, California. Prior thereto, he held various management positions with TRW, Burr Brown Corporation and Motorola Semiconductor. Mr. Hugo-Martinez is a director of Microchip Corp. and the UCSD Cancer Center.

KENNETH E. MAUD, age 53, has been a Director since 1995. Mr. Maud served as interim President and Chief Executive Officer of the Company from January 1996 to March 1996. Mr. Maud also served as the Chairman of Peek PLC ("Peek"), a multinational group of companies specializing in advanced electronic traffic management systems and field data systems, from April 1991 through May 1997. From September 1986 to April 1991, Mr. Maud served as the Chief Executive of Peek. For the past 21 years, Mr. Maud has been directly involved in the development of publicly-owned electronics groups in different parts of the world. Mr. Maud is a director and Chairman of Atlantis International Corporation.

ROBERT E. VENTER, age 37, has been a Director since 1993. Mr. Venter has been a senior executive with Allied Electronics Corporation Limited, a South African corporation ("Allied") since September 1990, most recently serving as Chief Executive of and a director of Power Technologies Limited, a Johannesburg Stock Exchange listed electrical engineering company, and an affiliate of Allied (see
Note 1 to "Principal Stockholders"). Previously, he was a Vice President of Corporate Finance of Bear Stearns Co., Inc. from 1988 to 1990. Mr. Venter is also a director of Ventron Corporation and Allied, which are both listed on the Johannesburg Stock Exchange, as well as a director of Telemetrix PLC.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission and the Nasdaq National Market System. Officers, directors, and holders of more than 10% of the Common Stock are required by regulations promulgated by the Commission under the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file. The Secretary of the Company will assist beneficial owners of more than 10% of the Common Stock in complying with the reporting requirements of Section 16(a) of the Exchange Act.

Based solely on its review of the copies of such forms received by it, the Company believes that, since January 1, 1997, its directors, officers and greater than 10% beneficial owners complied with all applicable Section 16(a) reporting requirements.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation received by the Executive Officers in 1997, 1996 and 1995.


                                                                                                 Long-Term
                                                        Annual Compensation ($)            Compensation Awards
                                            ---------------------------------------        -------------------
                                                                                             Options/
Name and                                                                                       SARs      Other
Principal Position                          Year           Salary          Bonus(1)        (# of shares)  ($)(2)
-----------------------------------------------------------------------------------        -------------  ------
Albert J. Hugo-Martinez                     1997          310,096            72,500            60,000      4,700
President and CEO,                          1996          234,231            26,064           200,000      7,200
GTI Corporation(3)                          1995              -0-               -0-               -0-        -0-

Michael D. Hollabaugh                       1997          173,269            10,200            20,000      2,900
Vice President of Sales                     1996             -NA-              -NA-              -NA-       -NA-
Valor Electronics, Inc.(4)                  1995             _-0-              _-0-               -0-        -0-

Bruce C. Myers                              1997          142,481             9,300            60,000      1,000
Vice President of Finance and CFO           1996              -0-               -0-               -0-        -0-
GTI Corporation(5)                          1995             _-0-              _-0-               -0-        -0-

William H. Kopenhaver                       1997          136,012            25,260            60,000      1,000
Vice President of Operations                1996              -0-               -0-               -0-        -0-
Valor Electronics, Inc.(6)                  1995             _-0-              _-0-               -0-        -0-

William W. Staunton                         1997          165,531            32,500            55,000      3,600
Executive Vice President                    1996           79,327            84,000            40,000        -0-
Valor Electronics, Inc.(7)                  1995              -0-               -0-               -0-        -0-

---------------------
(1) Represents amounts paid pursuant to the 1997 bonus plan.

(2) Represents primarily the amount contributed by the Company to the Amended and Restated Cash or Deferred Profit Sharing Plan for Employees of GTI Corporation and its affiliates.

(3) Mr. Hugo-Martinez became President and CEO of GTI in March, 1996.

(4) Mr. Hollabaugh became Vice President of Sales of Valor in May, 1996.

(5) Mr. Myers became Vice President of Finance and Chief Financial Officer of GTI in January 1997.

(6) Mr. Kopenhaver became Vice President of Operations of Valor in April, 1997.

(7) Mr. Staunton became Vice President of Quality of Valor in May 1996 and was promoted to Executive Vice President in November 1997.

EMPLOYMENT AGREEMENTS AND SEVERANCE AND RETIREMENT ARRANGEMENTS

In March 1996, the Company and Mr. Hugo-Martinez entered into an at-will employment agreement pursuant to which Mr. Hugo-Martinez became the President and Chief Executive Officer of the Company. Such employment agreement, as amended, provides that Mr. Hugo-Martinez will receive an annual base salary of $300,000 (subject to annual increases at the discretion of the Compensation Committee). In addition, Mr. Hugo-Martinez is entitled to receive quarterly and annual bonuses based upon the Company's financial performance. In the event that his employment is terminated for reasons other than gross misconduct, death or disability, Mr. Hugo-Martinez is eligible to receive severance payments in an aggregate amount equal to 12 months of his annual base salary which will be paid over a 12-month period.

CHANGE OF CONTROL AGREEMENTS

In January 1998, in order to provide an incentive for Mr. Hugo-Martinez and the other Executive Officers to remain employed with the Company until a strategic alternative (including a possible sale of the Company) is consummated, and in order to provide an incentive to these employees to maximize the value to the shareholders of such strategic transaction, the Company executed Change of Control agreements with Mr. Hugo-Martinez and with each of the other Executive Officers. If there occurs a change in control of the Company, as defined in the agreements, on or before January, 1999, then Mr. Hugo-Martinez will receive a lump sum payment equal to eighteen months of his base salary and the other Executive Officers will receive a lump sum cash payment equal to nine months of their respective base salaries at the closing of the change of control transaction and assuming that they are still employed by the Company at that time. These payments supersede and replace any other severance payment to which these employees might otherwise be entitled. In addition, each of the Executive Officers will receive an additional lump sum cash payment at closing equal to one months salary for each 33 cents per share that the Company's shareholders receive in excess of $6 per share in the change of control transaction.

STOCK OPTIONS

The Company has one stock option plan for its officers and other management employees: the GTI Corporation Stock Incentive Plan (1989), as amended (the "Stock Incentive Plan"). The Company also has three stock option plans for non-employee directors (see Directors Compensation).

Stock Incentive Plan. The Stock Incentive Plan currently provides that a maximum of 1,200,000 shares of Common Stock from the Company's authorized but unissued shares of Common Stock or from shares acquired by the Company, including shares purchased in the open market, are available for issuance by the Company in connection with awards of stock options, reload options, stock appreciation rights, performance shares and shares of restricted stock, subject to adjustment. Whenever an award under the Stock Incentive Plan is terminated or forfeited for any reason, the shares of Common Stock covered by such award will again become available for award under the Stock Incentive Plan. Also, whenever the exercise price of a stock option is paid for, in whole or in part, with shares of Common Stock, the number of shares available for award will only be decreased by the excess of the number of shares issued to the participant over the number of shares the participant surrendered. Shares may be awarded to any key employee of the Company or any subsidiary of the Company who, in the opinion of the committee administering the Stock Incentive Plan (currently the Compensation Committee), has the capacity to contribute in a substantial measure to the successful performance of the Company. The Stock Incentive Plan became effective on December 13, 1989, and no awards may be granted under the Stock Incentive Plan after December 13, 1999.

Approximately 112 persons are currently eligible to participate in the Stock Incentive Plan. As of March 1, 1997, awards covering 726,250 and 248,050 shares were outstanding and available, respectively, for grant under the Stock Incentive Plan. All outstanding options become fully exercisable upon a change of control of GTI.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning stock options granted during the fiscal year ended December 31, 1997, to each of the Executive Officers and all employees as a group:

                                                                                             Potential Realizable Value at
                                                                                             Assumed Annual Rates of Stock
                                                                                                Price Appreciation for
                                                                                                      Option Term
                                                                                             ---------------------------------
                                    Options     % of Total
                                    Granted        Options      Exercise
                                      (# of     Granted to         Price      Expiration
Name                                Shares)      Employees     ($/Share)            Date             5% ($)            10%($)
------------------------------------------------------------------------------------------------------------------------------
Albert J. Hugo-Martinez              60,000          13.0%          5.63        11/19/07            213,000           537,000
Michael D. Hollabaugh                20,000           4.3%          5.63        11/19/07             71,000           179,000
William H. Kopenhaver                40,000           8.7%          5.50         3/20/97            139,000           350,000
                                     20,000           4.3%          5.63        11/19/07             71,000           179,000
Bruce C. Myers                       40,000           8.7%          6.06         1/21/07            153,000           385,000
                                     20,000           4.3%          5.63        11/19/07             71,000           179,000
William W. Staunton                  55,000          11.9%          5.63        11/19/07            195,000           492,000
All employees as a group            461,750         100.0%          5.50 -      Various
                                                                   6.38

The following table sets forth information concerning stock options exercised in 1997 by each of the Executive Officers, the aggregate number of options held by each Executive Officer and the value realized from exercised options and inherent in exercised and unexercised options at December 31, 1997:

AGGREGATED OPTION EXERCISES IN 1997 AND YEAR END OPTION VALUE

                                                                         Number of Securities
                                   # of  Shares                        Underlying Unexercised        ($) Value of Unexercised
                                    Acquired on     ($) Value           Options (# of shares)            In-the-Money Options
Name                                   Exercise      Realized       Exercisable/Unexercisable       Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------------
Albert J. Hugo-Martinez                     -0-           -0-                  65,000/195,000                         -0-/-0-
Michael D. Hollabaugh                       -0-           -0-                   12,500/57,500                         -0-/-0-
William H. Kopenhaver                       -0-           -0-                      -0-/60,000                         -0-/-0-
Bruce C. Myers                              -0-           -0-                      -0-/60,000                         -0-/-0-
William W. Staunton                         -0-           -0-                   10,000/85,000                         -0-/-0-

DIRECTORS' COMPENSATION

Director Remuneration. Each director of the Company, except Mr. Maud and Mr. Hugo-Martinez, is paid an annual retainer of $18,000, plus $600 for each time that he attends a meeting of the Board of Directors. Each member of the Audit Committee and the Compensation Committee is paid $500 for each time that he attends a meeting of each such committee. Mr. Maud is paid an annual stipend of $50,000, payable quarterly, for his service as Chairman of the Board of Directors.

Non-Employee Director Stock Options. The GTI Corporation 1985 Stock Option Plan for Non-Employee Directors, as amended (the "1985 Directors Plan"), provides for the automatic grant of nonstatutory stock options covering an aggregate of 100,000 shares of Common Stock to members of the Board of Directors who have been elected by the Company's stockholders and who are not full-time employees of the Company or any of its subsidiaries, subject to the limitation that no eligible director may be granted nonstatutory stock options for more than 10,000 shares. The 1985 Directors Plan provides that the exercise price of each nonstatutory stock option must not be less than the fair-market value of the Common Stock on the date of grant. No additional stock options can be granted under the 1985 Directors Plan as of December 13, 1995.

The GTI Corporation 1989 Stock Option Plan for Non-Employee Directors, as amended (the "1989 Directors Plan"), provides for the automatic grant of nonstatutory stock options with respect to 10,000 shares of Common Stock to directors of the Company who first become directors after the effective date of the 1989 Directors Plan (December 13, 1989), who are not otherwise full-time employees of the Company or any subsidiary of the Company for any part of the preceding fiscal year and who never received stock options under the 1985 Directors Plan. A maximum of 100,000 shares of Common Stock of the Company's authorized but unissued shares of Common Stock or treasury stock are available for issuance under the 1989 Directors Plan, subject to adjustment. As of March 1, 1997, stock options covering 10,000 shares have been exercised, 60,000 shares were available for future grant, and stock options covering 30,000 shares were outstanding under the 1989 Directors Plan. No stock options under the 1989 Directors Plan may be granted on or after December 13, 1999.

The GTI Corporation 1996 Stock Option Plan for a Non-Employee Director (the "1996 Plan") provides for the grant of nonstatutory stock options covering a member of the Board of Directors who has been elected by the Company's stockholders and who is not a full-time employee of the Company or any of its subsidiaries, subject to the limitation that no eligible director may be granted nonstatutory stock options for more than 25,000 shares. The 1996 Plan provides that the exercise price of each nonstatutory stock option must not be less than the fair-market value of the Common Stock on the date of grant. Further, the options are exercisable immediately and have a 10 year term. Mr. Maud received a grant of 25,000 shares under the 1996 Plan in May 1996. As of March 1, 1997, there were stock options for 25,000 shares outstanding under the 1996 Plan and there were no additional shares under the 1996 Plan available for future grant.

The GTI Corporation 1996 Stock Option Plan II for a Non-Employee Director (the "1996 Plan II") provides for the grant of nonstatutory stock options covering a member of the Board of Directors who has been elected by the Company's stockholders and who is not a full-time employee of the Company or any of its subsidiaries, subject to the limitation that no eligible director may be granted nonstatutory stock options for more than 25,000 shares. The 1996 Plan provides that the exercise price of each nonstatutory stock option must not be less than the fair-market value of the Common Stock on the date of grant. Further, the options are exercisable immediately and have a 10 year term. Mr. Maud received a grant of 25,000 shares under the 1996 Plan II in December 1996. As of March 1, 1997, there were stock options outstanding under the 1996 Plan II for 25,000 shares and there were no additional shares under the 1996 Plan II available for future grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee was at any time during the 1997 fiscal year or at any other time an officer or employee of the Company. Messrs. Venter and Curtis serve as directors of Telemetrix PLC. No other director of the Company served on a compensation committee of a Board of Directors of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or the Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

AGGREGATE STOCK OWNERSHIP OF DIRECTORS AND OFFICERS

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 1, 1998, by (i) each Director of the Company and each of the Executive Officers of the Company and its subsidiaries, and (ii) all Directors and Executive Officers of the Company as a group. The table is based upon information supplied by the Directors and Executive Officers. Unless otherwise indicated, each of the listed persons has sole voting and sole investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

Name of Beneficial Owner or      Amount and Nature of        Percent of Class as of      Percent of Total
Identity of Group                Beneficial Ownership(1)              March 1, 1998          Voting Power
----------------------------------------------------------------------------------------------------------
Timothy M. Curtis(2)                           10,000                           <1%                   <1%
Edmund B. Fitzgerald                           15,000                           <1%                   <1%
Albert J. Hugo-Martinez(3)                     88,500                           <1%                   <1%
Michael Hollabaugh                             12,500                           <1%                   <1%
William Kopenhaver                             10,000                           <1%                   <1%
Kenneth E. Maud                                60,000                           <1%                   <1%
Bruce C. Myers(4)                              15,000                           <1%                   <1%
William Staunton                               10,000                           <1%                   <1%
Robert E. Venter(2)                            12,000                           <1%                   <1%
All directors and Executive
Officers as a group (9 persons)               233,000                          2.6%                  2.2%



(1) Includes only common shares that such person has the right to acquire under Option Plans which are exercisable within 60 days of March 1, 1998 unless otherwise indicated by footnote.

(2) Messrs. Curtis and Venter are members of the six member Board of Directors of Telemetrix PLC. Telemetrix PLC beneficially owns 4,294,300 shares of Common Stock and 8,110 shares of Preferred Stock. See also Note 1 to Principal Stockholders.

(3) Includes 3,500 common shares owned by Martinez Family Trust.

(4) Includes 5,000 common shares owned.

PRINCIPAL STOCKHOLDERS

To the knowledge of the Company's management, only the following persons owned of record or beneficially more than five percent of the outstanding shares of Common Stock and Preferred Stock as of March 1, 1998:



Name and Address of Beneficial Owner or                               Amount and Nature of     Percent of Class       Percent of
Identity of Group                                Title of Class       Beneficial Ownership  as of March 1, 1998       Total Vote
---------------------------------------------------------------------------------------------------------------- ----------------
Telemetrix PLC(1)(2)                               Common Stock                  4,444,300                48.7%            40.3%
Knaves Beech Estate
Loudwater, High Wycombe,
Bucks, HP10 9QZ,                                 Preferred Stock                      8,110               100.0%            17.3%
United Kingdom                                            Total                                                             ----
                                                                                                                            57.6%
                                                                                                                            ====

Dimensional Fund                                   Common Stock                    562,400                 6.3%             5.2%
Advisors Inc. (3)
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401



(1) The Company has been advised that 47.1% of the capital stock of Telemetrix PLC is owned by Dr. William P. Venter (a citizen of South Africa), related family trusts and corporations and Allied Electronics Corporation Limited ("Allied"), a publicly held South African corporation of which Dr. Venter owns more than a majority of the outstanding shares of capital stock. Dr. Venter is also a director of Telemetrix PLC as are Messrs. Curtis and Robert E. Venter. Dr. Venter is the father of Robert E. Venter. (2)Of the common shares owned by Telemetrix, 3,844,300 shares of Common Stock are held by Telemetrix Investments Limited, a wholly owned subsidiary of Telemetrix PLC, and 450,000 shares of Common Stock are held by Telemetrix Overseas Investments BV, another wholly owned subsidiary of Telemetrix PLC.

The common shares reflected herein also includes a warrant exercisable for 150,000 shares of the Company's Common Stock (See "Certain Relationships and Related Party Transactions"). All of the preferred stock owned by Telemetrix are held by Telemetrix Investments Limited, a wholly owned subsidiary of Telemetrix PLC. (3) Dimensional Fund Advisors Inc. (Dimensional), a registered investment advisor, is deemed to have beneficial ownership of these shares, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open end investment company, or in a series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

Item 13. Certain Relationships and Related Transactions

In February 1997, the Company and Valor Electronics, Inc. a wholly-owned subsidiary of the Company ("Valor") entered into a certain Note Purchase Agreement (the "Note") and related Common Stock Purchase Warrant Agreement with Telemetrix PLC. According to the terms of the Note, Telemetrix PLC loaned to Valor $2.5 million to be repaid in four equal semi-annual installments commencing in August 1997 plus interest at the prime rate of interest plus 4% (11.5% at March 1, 1998). Additionally, the Company granted to Telemetrix PLC a warrant (the "Warrant") for 150,000 shares of Common Stock at an exercise price of $6.00 per share. The Warrant is exercisable at any time and expires 30 days after the Note is paid in full. The Company believes that the terms and conditions of such financing transaction were as favorable to the Company as those it would have received from an unrelated third party.

GTI Board members Messrs. Curtis and Venter are members of the six member Board of Directors of Telemetrix PLC. Telemetrix PLC beneficially owns 4,294,300 shares of Common Stock and 8,110 shares of Preferred Stock.

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

                    GTI CORPORATION




               By:  /s/  Albert J. Hugo-Martinez                 May 11, 1998

                    ----------------------------
                    Albert J. Hugo-Martinez
                    President and
                    Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




/s/  Timothy M. Curtis                          Director                    May 11, 1998
----------------------------
Timothy M. Curtis

/s/  Edmund B. Fitzgerald                       Director                    May 11, 1998
----------------------------
Edmund B. Fitzgerald

/s/  Albert J. Hugo-Martinez                   President                    May 11, 1998
----------------------------       Chief Executive Officer & Director
Albert J. Hugo-Martinez              (Principal Executive Officer)


/s/ Kenneth E. Maud                 Chairman of the Board & Director        May 11, 1998
----------------------------
Kenneth E. Maud

/s/  Bruce C. Myers                Vice President - Finance and Chief       May 11, 1998
----------------------------               Financial Officer
Bruce C. Myers                (Principal Financial and Accounting Officer)


/s/  Robert E. Venter                           Director                    May 11, 1998
----------------------------
Robert E. Venter

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