Form 10-Q
period 1998-03-28
GTI CORP
filed 1998-05-18
CIK 44319

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1998


                          Commission File Number 1-4289



                                GTI CORPORATION
             ------------------------------------------------------
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

                                    Yes [X]  No [ ]


As of May 8, 1998, the Registrant had one class of Common Stock, at a par value of $.04 per share, with 8,973,475 shares outstanding.


This Report on Form 10-Q contains 12 pages.

                                      INDEX

                                 GTI CORPORATION


                                                                                 Page
                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

Condensed consolidated statements of operations for the three months ended
    March 28, 1998 and March 29, 1997                                              3

Condensed consolidated balance sheets as of March 28, 1998 and
    December 31, 1997                                                              4

Condensed consolidated statements of cash flows for the three months ended
    March 28, 1998 and March 29, 1997                                              5

Notes to condensed consolidated financial statements                               6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                     8

PART II - OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                        11

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                         11

SIGNATURES                                                                        12

                                 GTI CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               For the three months ended
                                                           --------------------------------
                                                           March 28, 1998    March 29, 1997
                                                           --------------    --------------
Sales                                                      $       14,002    $       22,393
Cost of sales                                                      13,664            16,509
                                                           --------------    --------------

Gross profit                                                          338             5,884
Operating expenses                                                  4,841             5,476
                                                           --------------    --------------

Operating profit (loss)                                            (4,503)              408
Other expenses                                                         83               120
                                                           --------------    --------------

Income (loss) before income taxes and cumulative
     effect of change in accounting principle                      (4,586)              288

Provision (benefit) for income taxes                                   --               100
                                                           --------------    --------------

Income (loss) before cumulative effect of
     change in accounting principle                                (4,586)              188

Cumulative effect of change in accounting
     principle, net of income taxes                                  (899)               --
                                                           --------------    --------------

Net income (loss)                                          $       (5,485)   $          188
                                                           ==============    ==============


Net earnings (loss) per share of common stock and common stock equivalents:

Basic and diluted earnings (loss) per share before
     cumulative effect of change in accounting principle   $        (0.52)   $         0.01
Cumulative effect of change in accounting principle                 (0.10)               --
                                                           --------------    --------------
Basic and diluted earnings (loss) per share                $        (0.62)   $         0.01
                                                           ==============    ==============


Weighted average number of common shares
     and common stock equivalents - Basic and
     diluted EPS                                                    8,973             8,973
                                                           ==============    ==============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 GTI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                            March 28, 1998
                                                              (Unaudited)    December 31, 1997
                                                            --------------   ------------------
Current assets:
     Cash and cash equivalents                              $        6,851   $            6,967
     Accounts receivable, net                                        9,541               12,061
     Inventories, net                                               19,537               21,794
     Prepaid expenses and other                                      6,108                6,002
                                                            --------------   ------------------

               Total current assets                                 42,037               46,824

Property, plant and equipment, net                                  12,802               14,800
Goodwill and other assets                                           20,097               21,330
                                                            --------------   ------------------

                                                            $       74,936   $           82,954
                                                            ==============   ==================


Current liabilities:
     Accounts payable, accrued and other liabilities        $        9,692   $           11,761
     Current portion of long-term debt due to affiliate              1,250                1,250
                                                            --------------   ------------------

               Total current liabilities                            10,942               13,011

Long-term debt due to affiliate, net of current portion                 --                  625
Deferred income taxes and other liabilities                          5,785                5,553

Stockholders' equity:
     Preferred stock, $35.00 cumulative convertible,
          8,110 shares issued and outstanding                        8,110                8,110
     Common stock, 8,973,475 shares issued and outstanding             359                  359
     Additional paid in capital                                     44,082               44,082
     Retained earnings                                               5,671               11,227
     Cumulative translation adjustment                                 (13)                 (13)
                                                            --------------   ------------------

               Total stockholders' equity                           58,209               63,765
                                                            --------------   ------------------

                                                            $       74,936   $           82,954
                                                            ==============   ==================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 GTI CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             For the three months ended
                                                                          --------------------------------
                                                                          March 28, 1998    March 29, 1997
                                                                          --------------    --------------
Cash flows from operating activities:
       Net income (loss)                                                  $     $(5,485)    $          188
       Adjustments:
            Depreciation and amortization                                         1,284              1,311
            Impairment of fixed assets due to plant closure                       1,500                 --
            Cumulative change in accounting principle - organization costs          899                 --
            Change in assets and liabilities:
                Accounts receivable                                               2,520               (359)
                Inventories                                                       2,257             (3,485)
                Prepaid expenses and other                                           51               (270)
                Accounts payable, accrued and other liabilities                  (2,169)               (24)
                Other                                                               232                 --
                                                                          --------------    --------------
       Net cash flow provided (used) by continuing operations                     1,089             (2,639)
       Net operating cash flow provided by discontinued operations                   --                 91
                                                                          --------------    --------------
Net cash provided (used) by operating activities                                  1,089             (2,548)
                                                                          --------------    --------------

Cash flows from investing activities:
       Purchases of property, plant and equipment                                  (509)            (1,648)
                                                                          --------------    --------------
Net cash provided (used) by investing activities                                   (509)            (1,648)
                                                                          --------------    --------------

Cash flows from financing activities:
       Proceeds from line of credit, net                                             --              2,295
       Proceeds (repayment) from long-term debt due to affiliate                   (625)             2,500
       Preferred stock cash dividend                                                (71)                --
                                                                          --------------    --------------
Net cash provided (used) by financing activities                                   (696)             4,795
                                                                          --------------    --------------

Net change in cumulative translation adjustment                                      --                 47
                                                                          --------------    --------------

Net increase (decrease) in cash and cash equivalents                               (116)               646

Cash and cash equivalents - beginning of period                                   6,967              3,219
                                                                          --------------    --------------

Cash and cash equivalents - end of period                                 $       6,851     $        3,865
                                                                          ==============    ==============

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to prevent the information from being misleading. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations and financial position as of the dates and for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 1997. The results for the interim periods presented are not necessarily indicative of results to be expected for a full year.

Certain prior-year amounts have been reclassified to conform to current-year presentation.


NOTE 2:  SUPPLEMENTAL STATEMENTS OF CASH FLOWS DISCLOSURE

Supplemental cash flow information (unaudited) for the three months ended March 28, 1998 and March 29, 1997 are summarized as follows:

                                   For the three months ended
                             --------------------------------------
                               March 28, 1998      March 29, 1997
                             ------------------  ------------------
 Interest paid               $               92  $               92
                             ==================  ==================

 Income taxes paid           $               43  $              369
                             ==================  ==================


NOTE 3:  INVENTORIES

Inventories, stated at the lower of cost (first in, first out) or market, are summarized as follows:

                               March 28, 1998
                                (Unaudited)       December 31, 1997
                             ------------------   ------------------
 Raw materials               $            7,940   $            9,881
 Work in process                          2,027                2,871
 Finished goods                           9,570                9,042
                             ------------------   ------------------
 Total inventories           $           19,537   $           21,794
                             ==================   ==================


NOTE 4:  PLANT CLOSURE

In the quarter ended March 28, 1998, the Company decided to combine its two factories in the People's Republic of China ("PRC") into one factory in the PRC. Costs associated with the plant closure of $1,500 consist primarily of the impairment of fixed assets which are now surplus to the operations of the remaining PRC factory. These costs are included in cost of sales in the current quarter.


NOTE 5:  CUMULATIVE EFFECT FROM CHANGE IN ACCOUNTING PRINCIPLE

In the quarter ended March 28, 1998, the Company implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which requires organization costs to be expensed as incurred. Accordingly, in the current quarter, the Company recorded a charge of $899 as a cumulative effect from change in accounting principle for costs originally related to the organization of the Company's operations in the PRC.


NOTE 6:  NEW ACCOUNTING STANDARD

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners. The components for comprehensive income are as follows:

                                   For the three months ended
                             --------------------------------------
                               March 28, 1998      March 29, 1997
                             ------------------  ------------------
Net income (loss)            $           (5,485) $              188
Translation adjustment                     --                    47
                             ------------------  ------------------

Comprehensive income         $           (5,485) $              235
                             ==================  ==================

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Existing and prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, such investors should specifically consider various factors, including risks and uncertainties, identified in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997 and other filings with the Securities and Exchange Commission which could cause actual results to differ materially from those indicated by such forward-looking statements. Risks and uncertainties include, but are not limited to, possible deficiencies in future liquidity levels, possible declines in market growth rates, dependence on key customers, possible failure of product development activities, the development of alternative technologies by competitors of the Company or its customers, price pressures and other competitive factors, and volatility in the market for the Company's products.

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere herein.

Figures are expressed in thousands, except per share amounts.


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 28, 1998 COMPARED TO THE
THREE MONTHS ENDED MARCH 29, 1997

Revenues declined by $8,391 or 37.5% to $14,002 in the first quarter ended March 28, 1998 from $22,393 in the comparable quarter in 1997. This decrease resulted from an approximate 31.9% decrease in average selling prices (including the effects of changes in mix), coupled with an approximate 8.2% decrease in unit volume. Management attributes the decrease in average selling prices to the competitive pressures caused by downward pressures on prices in the market for networking products for which the Company provides components. The decrease in average selling prices also resulted from a greater current-quarter mix of lower-priced components for telecommunications markets. The 8.2% decrease in unit volume generally resulted from softness in the overall market for local area networking products coupled with the negative effects of customer uncertainty related to the Company's previously announced consideration of strategic alternatives (see also Trends, Uncertainties and Prospective Information included elsewhere herein). The Company expects the declining trend in revenues to continue through at least the second quarter of 1998.

In the quarter ended March 28, 1998, two of Valor's customers individually accounted for more than 10% of Valor's sales, and collectively these two customers accounted for 41.4% of total 1998 first quarter sales. In the comparable quarter of the prior year, two of Valor's customers, each individually accounting for more than 10% of Valor's sales, collectively accounted for 28.7% of total sales. The sales percentage from Valor's OEM customers has historically fluctuated and will likely continue to fluctuate in future periods. The importance of these customers to the Company, combined with competitive pressures, could result in the negotiation of lower sales prices for these customers which could adversely effect the Company's results of operations and financial condition. The loss of one of these customers would have a material adverse affect on the Company's results of operations and financial condition.

Valor's backlog at March 28, 1998, was approximately $8,600 compared to approximately $17,500 at March 29, 1997. The Company's backlog at the beginning of each quarterly period is not sufficient to achieve anticipated revenues for the quarter. As a result, the Company's sales for any quarter are dependent upon obtaining "turns business" (i.e., orders received in a quarter for shipment within the same quarter). Further, current trends are towards a greater dependence on turns business as the Company's customers demand shorter lead times and provide fewer long-term orders. Management expects this trend to continue. If turns orders do not materialize, the Company's operating results will be adversely affected. The Company's future performance on a quarter-to-quarter and year-to-year basis will be materially affected by the volume, mix and timing of orders received.

Cost of sales decreased $2,845 or 17.2% from $16,509 (73.7% of revenue) in the first quarter of 1997 to $13,664 (97.6% of revenue) in the first quarter of 1998. The current quarter cost of sales include a $1,500 charge related to the consolidation of the Company's two PRC factories into one factory. The decrease in cost of sales of $2,845 results from decreased variable costs related to decreased sales, and from a 26.5% reduction in overhead spending, offset somewhat by the factory consolidation costs and by the negative effects of sales price erosion. The increase in cost of sales as a percent of revenue results from the factory consolidation costs, from the sales price erosion, and from the effects of fixed costs spread over the lower volume, offset somewhat by the decreased overhead spending.

Gross profit decreased $5,546 or 94.3% from $5,884 in the first quarter of 1997 to $338 in the first quarter in 1998. Gross profit as a percent of sales decreased from 26.3% to 2.4%. The decrease in gross profit as a percent of sales results from the factory consolidation costs, from the sales price erosion, and from the effects of fixed costs spread over the lower volume, offset somewhat by the decreased overhead spending.

Operating expenses for the first quarter of 1998 decreased by $635 or by 11.6% from $5,476 (24.5% of sales) in the first quarter of 1997 to $4,841 (34.6% of sales) in the first quarter of 1998. The decrease in operating expenses of $635 relates primarily to decreased commissions resulting from the decreased sales. The increase in operating expenses as a percent of revenues is a function of sales, marketing, administration and product development costs that did not decline in proportion to the decline in sales.

Other expenses for the first quarter of 1998 decreased $37 from $120 in the comparable quarter of the prior year to $83 in the current quarter. This decrease is primarily due to decreased interest expense associated with decreased borrowings.

The Company's tax provision was zero for the first quarter of 1998 compared to $100 for the comparable quarter of the prior year. The current quarter provision is disproportionate to the related loss from operations because of potential uncertainties related to the realization of the Company's net operating loss and capital-loss carryforwards.

The significant decrease in gross profit offset slightly by the decreases in operating expenses and other expenses resulted in a loss from operations for the first quarter of 1998 of $4,586 or $0.52 per share. This compares to income from operations of $188 or $0.01 per share in the comparable quarter of the prior year. Including the cumulative effect of change in accounting principle in the first quarter of 1998 of $899, the first quarter of 1998 net loss was $5,485 or $0.62 per share. This compares to net income of $188 or $0.01 per share in the comparable quarter of the prior year.

TRENDS, UNCERTAINTIES AND PROSPECTIVE INFORMATION

The Company expects that revenues in its second quarter of 1998 will again decline significantly, both on a sequential quarter and on a comparable-quarter basis. Management believes that this continuing revenue decline results first from an overall softening in demand for computer and networking products, from adverse economic conditions in Asia, and from intensified competition and resultant price declines in the LAN market. These adverse factors have been further exacerbated by the uncertainty caused by the Company's previously announced consideration of strategic alternatives, which announcement has caused reluctance on the part of certain customers to place orders and to engage in new design activities with the Company, at least until such time as the consideration of strategic alternatives is finalized. Also in response to these adverse trends and for other reasons, the Company continues to initiate ongoing revenue enhancement and cost reduction programs. However, there can be no assurance that revenues will increase, nor can there be any assurance that the Company will be able to reduce costs in an amount sufficient to offset the negative effects of the revenue decline.

See also Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997 for a further discussion of trends and uncertainties.

                         LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 28, 1998, the Company satisfied its working capital and capital expenditure requirements primarily through reductions to inventory and accounts receivable levels. The Company's primary uses of these available funds was to fund operating losses, to add equipment, and to reduce current liabilities. These sources and uses of cash are detailed in the Consolidated Statements of Cash Flows included elsewhere in this Form 10-Q.

As of March 28, 1998, the Company has foreign tax refunds receivable totaling $2,878 which the Company expects to collect in 1998.

In the first quarter of 1998, the Company purchased capital equipment totaling $509. These expenditures were primarily for production equipment. The Company anticipates that capital expenditures will total about $3 to $5 million per year for the foreseeable future, depending on revenue growth rates, if any. These capital expenditures are anticipated to be primarily for automation equipment to further improve quality, increase capacity and increase manufacturing labor efficiency. The Company's capital expenditure estimates assume that future additional capacity needs, if any, are realized through expansion in subcontractor relationships, requiring a relatively low level of facility expenditures. The Company anticipates that most of its capital expenditures for the foreseeable future will be funded through cash on hand or cash generated from operations.

Management believes that funds on hand will be sufficient to finance working capital needs, projected capital-expenditure requirements and debt maturities at least through the next twelve months assuming that revenues and costs achieve anticipated levels. However, if revenue levels are lower than anticipated (see also Trends, Uncertainties and Prospective Information included elsewhere herein), and if the Company's cost reduction efforts are not successful, then the Company may be forced to seek additional financing. There can be no assurance that additional financing will be available in amounts or at terms acceptable to the Company.

                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

        None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits

               Exhibit 27 - Financial Data Schedule (electronic filing only)

        b)  Reports on Form 8-K

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



                                    GTI CORPORATION
                                    ---------------
                                      (Registrant)



        Date:  May 15, 1998       By:    /s/ ALBERT J. HUGO-MARTINEZ
                                         -------------------------------------
                                         Albert J. Hugo-Martinez
                                         President and Chief Executive Officer


        Date:  May 15, 1998       By:    /s/ BRUCE C. MYERS
                                         -------------------------------------
                                         Bruce C. Myers
                                         Vice President Finance and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)


        Date:  May 15, 1998       By:    /s/ PETER B. HARKER
                                         -------------------------------------
                                         Peter B. Harker
                                         Corporate Controller