Form 10-Q
period 1998-06-27
GTI CORP
filed 1998-08-11
CIK 44319

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1998


                          Commission File Number 1-4289



                                 GTI CORPORATION
--------------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)



              Delaware                                      05-0278990
   ------------------------------                       ------------------
   (State or other jurisdiction of                       I.R.S. Employer
   incorporation or organization)                       Identification No.



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

As of August 3, 1998, the Registrant had one class of Common Stock, at a par value of $.04 per share, with 8,973,475 shares outstanding.








This Report on Form 10-Q contains 13 pages.

                                      INDEX

                                 GTI CORPORATION


                                                                                 Page
                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

Condensed consolidated statements of operations for the three and six months
        ended June 27, 1998 and June 28, 1997                                      3

Condensed consolidated balance sheets as of June 27, 1998 and December 31,         4
1997

Condensed consolidated statements of cash flows for the six months ended
        June 27, 1998 and June 28, 1997                                            5

Notes to condensed consolidated financial statements                               6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                 8


PART II - OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                        12

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                         12


SIGNATURES                                                                        13

                                 GTI CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                               For the three months ended       For the six months ended
                                              -----------------------------   -----------------------------
                                              June 27, 1998   June 28, 1997   June 27, 1998   June 28, 1997
                                              -------------   -------------   -------------   -------------
Sales                                           $ 10,229        $ 23,011        $ 24,231        $ 45,404
Cost of sales                                     14,004          16,508          27,668          33,017
                                                --------        --------        --------        --------

Gross profit (loss)                               (3,775)          6,503          (3,437)         12,387
Operating expenses                                 5,120           5,891           9,961          11,367
                                                --------        --------        --------        --------

Operating profit (loss)                           (8,895)            612         (13,398)          1,020
Loss on sale of securities                            --             672                             672
Other expenses (income)                              (43)             52              40             172
                                                --------        --------        --------        --------

Income (loss) before income taxes
  and cumulative effect of change
  in accounting principle                         (8,852)           (112)        (13,438)            176

Provision (benefit) for income taxes                  78             177              78             277
                                                --------        --------        --------        --------

Loss before cumulative effect of
  change in accounting principle                  (8,930)           (289)        (13,516)           (101)

Cumulative effect of change in accounting
  principle, net of income taxes                      --              --            (899)             --
                                                --------        --------        --------        --------

Net loss                                        $ (8,930)       $   (289)       $(14,415)       $   (101)
                                                ========        ========        ========        ========

Net loss per share of common stock
  and common stock equivalents:


Basic and diluted loss per share before
  cumulative effect of change in
  accounting principle                          $  (1.00)       $  (0.04)       $  (1.52)       $  (0.03)

Cumulative effect of change in accounting
  principle                                           --              --           (0.10)             --
                                                --------        --------        --------        --------
Basic and diluted loss per share                $  (1.00)       $  (0.04)       $  (1.62)       $  (0.03)
                                                ========        ========        ========        ========

Weighted average number of common shares
  and common stock equivalents - basic
  and diluted EPS                                  8,973           8,973           8,973           8,973
                                                ========        ========        ========        ========







         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 GTI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                             June 27, 1998
                                                              (Unaudited)   December 31, 1997
                                                             -------------  -----------------
Current assets:
  Cash and cash equivalents                                     $  6,377        $  6,967
  Accounts receivable, net                                         6,007          12,061
  Inventories, net                                                14,331          21,794
  Prepaid expenses and other                                       6,116           6,002
                                                                --------        --------

        Total current assets                                      32,831          46,824

Property, plant and equipment, net                                11,850          14,800
Goodwill and other assets                                         19,919          21,330
                                                                --------        --------

                                                                $ 64,600        $ 82,954
                                                                ========        ========


Current liabilities:
  Accounts payable, accrued and other liabilities               $  8,359        $ 11,761
  Current portion of long-term debt due to affiliate               1,250           1,250
                                                                --------        --------

        Total current liabilities                                  9,609          13,011

Long-term debt due to affiliate, net of current portion               --             625
Deferred income taxes and other liabilities                        5,783           5,553

Stockholders' equity:
  Preferred stock, $35.00 cumulative convertible,
    8,110 shares issued and outstanding                            8,110           8,110
  Common stock, 8,973,475 shares issued and outstanding              359             359
  Additional paid in capital                                      44,082          44,082
  Retained earnings                                               (3,330)         11,227
  Cumulative translation adjustment                                  (13)            (13)
                                                                --------        --------

        Total stockholders' equity                                49,208          63,765
                                                                --------        --------

                                                                $ 64,600        $ 82,954
                                                                ========        ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 GTI CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      For the six months ended
                                                                   ------------------------------
                                                                   June 27, 1998    June 28, 1997
                                                                   -------------    -------------
Cash flows from operating activities:
  Net income (loss)                                                   $(14,415)       $  (101)
    Adjustments:
      Depreciation and amortization                                      2,538          2,614
      Impairment of fixed assets due to plant closure                    1,500             --
      Cumulative change in accounting principle - organization costs       899             --
      Loss on sale of securities                                            --            672
      Change in assets and liabilities:
        Accounts receivable                                              6,054           (364)
        Inventories                                                      7,463         (8,395)
        Prepaid expenses and other                                        (114)           226
        Accounts payable, accrued and other liabilities                 (3,402)         1,909
        Other                                                              287            (15)
                                                                      --------        -------
    Net cash flow provided (used) by continuing operations                 810         (3,454)
    Net operating cash flow provided by discontinued operations             --           (701)
                                                                      --------        -------
Net cash provided (used) by operating activities                           810         (4,155)
                                                                      --------        -------

Cash flows from investing activities:
    Purchases of property, plant and equipment                            (633)        (3,406)
    Proceeds from sale of discontinued operations                           --          9,936
                                                                      --------        -------
Net cash provided (used) by investing activities                          (633)         6,530
                                                                      --------        -------

Cash flows from financing activities:
    Repayment of line of credit, net                                        --         (4,900)
    Proceeds (repayment) from long-term debt due to affiliate             (625)         2,500
    Preferred stock cash dividend                                         (142)          (142)
                                                                      --------        -------
Net cash provided (used) by financing activities                          (767)        (2,542)
                                                                      --------        -------

Net change in cumulative translation adjustment                             --             34
                                                                      --------        -------

Net increase (decrease) in cash and cash equivalents                      (590)          (133)

Cash and cash equivalents - beginning of period                          6,967          3,219
                                                                      --------        -------

Cash and cash equivalents - end of period                             $  6,377        $ 3,086
                                                                      ========        =======








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

NOTE 2:  SUPPLEMENTAL STATEMENTS OF CASH FLOWS DISCLOSURE

Supplemental cash flow information (unaudited) for the six months ended June 27, 1998 and June 28, 1997 are summarized as follows:

                                           For the six months ended
                                        ------------------------------
                                        June 27, 1998    June 28, 1997
                                        -------------    -------------
               Interest paid                $138            $269
                                            ====            ====

               Income taxes paid            $ 78            $512
                                            ====            ====


NOTE 3:  INVENTORIES

Inventories, stated at the lower of cost (first in, first out) or market, are summarized as follows:

                                         June 27, 1998
                                          (Unaudited)     December 31, 1997
                                         -------------    -----------------
               Raw materials                $ 6,908            $ 9,881
               Work in process                  854              2,871
               Finished goods                 6,569              9,042
                                            -------            -------

               Total inventories            $14,331            $21,794
                                            =======            =======

NOTE 4:  PLANT CLOSURE

In the quarter ended March 28, 1998, the Company decided to combine its two factories in the People's Republic of China ("PRC") into one factory in the PRC. Costs associated with the plant closure of $1,500 consist primarily of the impairment of fixed assets which are now surplus to the operations of the remaining PRC factory. These costs are included in cost of sales in the quarter ended March 28, 1998 and in the six months ended June 27, 1998.

NOTE 5:  CUMULATIVE EFFECT FROM CHANGE IN ACCOUNTING PRINCIPLE

In the quarter ended March 28, 1998, the Company implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which requires organization costs to be expensed as incurred. Accordingly, in the first quarter, the Company recorded a charge of $899 as a cumulative effect from change in accounting principle for costs originally related to the organization of the Company's operations in the PRC.

NOTE 6:  NEW ACCOUNTING STANDARD

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners. The components for comprehensive income are as follows:

                              For the three months ended       For the six months ended
                             -----------------------------   ----------------------------
                             June 27, 1998   June 28, 1997   June 27, 1998  June 28, 1997
                             -------------   -------------   -------------  -------------
Net income (loss)               $(8,930)       $   (289)       $(14,415)       $(101)
Translation adjustment               --             (13)             --           34
                                -------        --------        --------        -----

Comprehensive income            $(8,930)       $   (302)       $(14,415)       $ (67)
                                =======        ========        ========        =====



NOTE 7:  MERGER AGREEMENT

On May 26, 1998, the company executed an Agreement and Plan of Merger whereby all of the outstanding GTI common and preferred stock will be transferred to a subsidiary of Technitrol, Inc. in exchange for $3.10 cash per GTI common share and $726.37 cash per GTI preferred share. The closing of this transaction is subject to certain conditions, including GTI stockholder approval, and a Special Meeting of GTI stockholders will be held on August 27, 1998 for this purpose. Telemetrix PLC, which directly or indirectly owns 47.9% of the outstanding shares of GTI common stock and 100% of the outstanding shares of GTI preferred stock, has agreed to vote in favor of the Merger. If the stockholders approve the Merger, the closing of the Merger is expected to occur shortly after August 27, 1998.

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


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 27, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 28,
1997

Revenues declined by $12,782 or 55.5% to $10,229 in the second quarter ended June 27, 1998 from $23,011 in the comparable quarter in 1997. This decrease resulted from an approximate 3.6% decrease in average selling prices (including the effects of changes in mix), coupled with an approximate 47.1% decrease in unit volume. Management attributes the decrease in average selling prices to the competitive pressures caused by downward pressures on prices in the market for networking products for which the Company provides components. The 47.1% decrease in unit volume generally resulted from softness in the overall market for local area networking products coupled with the negative effects of customer uncertainty related to the Company's previously announced merger activities (see also Trends, Uncertainties and Prospective Information included elsewhere herein).

In the quarter ended June 27, 1998, two of Valor's customers individually accounted for more than 10% of Valor's sales, and collectively these two customers accounted for 48.8% of total 1998 second quarter sales. In the comparable quarter of the 1997, three of Valor's customers, each individually accounting for more than 10% of Valor's sales, collectively accounted for 38.3% of total sales. The sales percentage from Valor's OEM customers has historically fluctuated and will likely continue to fluctuate in future periods. The importance of these customers to the Company, combined with competitive pressures, could result in the negotiation of lower sales prices for these customers which could adversely effect the Company's results of operations and financial condition. The loss of one of these customers would have a material adverse affect on the Company's results of operations and financial condition.

As of June 27, 1998, Valor's backlog was approximately $6,900 compared to approximately $14,400 as of June 28, 1997. The Company's backlog at the beginning of each quarterly period is not sufficient to achieve anticipated revenues for the quarter. As a result, the Company's sales for any quarter are dependent upon obtaining "turns business" (i.e., orders received in a quarter for shipment within the same quarter). Further, current trends are towards a greater dependence on turns business as the Company's customers demand shorter lead times and provide fewer long-term orders. Management expects this trend to continue. If turns orders do not materialize, the Company's operating results will be adversely affected.

The Company's future performance on a quarter-to-quarter and year-to-year basis will be materially affected by the volume, mix and timing of orders received.

Cost of sales decreased $2,504 or 15.2% from $16,508 (71.7% of revenue) in the second quarter of 1997 to $14,004 (136.9% of revenue) in the second quarter of 1998. The current quarter cost of sales include a $2,300 charge related to excess and obsolete inventories caused by decreased projected revenue levels relative to previously forecasted requirements. The decrease in cost of sales of $2,504 results from decreased variable costs related to decreased sales, and from a 27.4% reduction in overhead spending, offset somewhat by the charge for additional excess and obsolete inventory and the negative effects of sales-price erosion. The increase in cost of sales as a percent of revenue results from the current-quarter charge for excess and obsolete inventory, sales price erosion, and the effects of fixed costs spread over the lower volume, offset somewhat by the decreased overhead spending.

Gross profit (loss) decreased $10,278 or 158.1% from $6,503 in the second quarter of 1997 to $(3,775) in the second quarter in 1998. Gross profit (loss) as a percent of sales decreased from 28.3% to (36.9)%. The decrease in gross profit (loss) as a percent of sales results from the charge for excess and obsolete inventory, from the sales price erosion, and from the effects of fixed costs spread over the lower volume, offset somewhat by decreased overhead spending.

Operating expenses for the second quarter of 1998 decreased by $771 or by 13.1% from $5,891 (25.6% of sales) in the second quarter of 1997 to $5,120 (50.1% of sales) in the second quarter of 1998. The decrease in operating expenses of $771 relates primarily to decreased commissions resulting from the decreased sales and to an overall reduction in general and administrative spending levels compared to the comparable quarter of the prior year, offset somewhat in the current quarter by $481 of costs associated with the pending merger of the Company into Technitrol. The increase in operating expenses as a percent of revenues is a function of sales, marketing, administration and product development costs that did not decline in proportion to the decline in sales.

Other expenses (income) for the second quarter of 1998 decreased $95 from $52 in the comparable quarter of the prior year to $(43) in the current quarter. This decrease is primarily due to decreased interest expense associated with decreased borrowings.

The Company's tax provision was $78 and $177 for the second quarter in 1998 and 1997, respectively. These tax provisions for 1998 and 1997 are disproportionate to the related loss from operations because of potential uncertainties related to the realization of the Company's net operating loss and capital-loss carryforwards.

The significant decrease in gross profit offset slightly by the decreases in operating expenses and other expenses resulted in a net loss for the second quarter of 1998 of $8,930 or $1.00 per share. This compares to a net loss of $289 or $0.04 per share in the comparable quarter of 1997.

SIX MONTHS ENDED JUNE 27, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 28, 1997

Revenues declined by $21,173 or 46.6% to $24,231 in the six months ended June 27, 1998 from $45,404 in the comparable period in 1997. This decrease resulted from an approximate 18.1% decrease in average selling prices (including the effects of changes in mix), coupled with an approximate 29.1% decrease in unit volume. Management attributes the decrease in average selling prices to the competitive pressures caused by downward pressures on prices in the market for networking products for which the Company provides components. The decrease in average selling prices also resulted from a greater current-quarter mix of lower-priced components for telecommunications markets. The 29.1% decrease in unit volume generally resulted from softness in the overall market for local area networking products coupled with the negative effects of customer uncertainty related to the Company's previously announced merger activities (see also Trends, Uncertainties and Prospective Information included elsewhere herein).

In the six months ended June 27, 1998, two of Valor's customers individually accounted for more than 10% of Valor's sales, and collectively these two customers accounted for 44.3% of total sales. In the comparable period of 1997, two of Valor's customers, each individually accounting for more than 10% of Valor's sales, collectively accounted for 28.6% of total sales. The sales percentage from Valor's OEM customers has historically fluctuated and will likely continue to fluctuate in future periods. The importance of these customers to the Company, combined with competitive pressures, could result in the negotiation of lower sales prices for these customers which could adversely effect the Company's results of operations and financial condition. The loss of one of these customers would have a material adverse affect on the Company's results of operations and financial condition.

Cost of sales decreased $5,349 or 16.2% from $33,017 (72.7% of revenue) in the six months ended June 28, 1997 to $27,668 (114.2% of revenue) in the six months ended June 27, 1998. Cost of sales in the six months ended June 27, 1998 includes a $1,500 charge related to the consolidation of the Company's two PRC factories into one factory and a $2,800 charge related to excess and obsolete inventories caused by decreased projected revenue levels relative to previously forecasted requirements. The decrease in cost of sales of $5,349 results from decreased variable costs related to decreased sales, and from a 29.4% reduction in overhead spending, offset by the factory consolidation costs, increased excess and obsolete inventory charges, and by the negative effects of sales price erosion. The increase in cost of sales as a percent of revenue results from factory consolidation costs, increased excess and obsolete inventory charges, sales price erosion, and from the effects of fixed costs spread over the lower volume, offset somewhat by the decreased overhead spending.

Gross profit (loss) decreased $15,824 or 127.7% from $12,387 in the six months ended June 28, 1997 to $(3,437) in the six months ended June 27, 1998. Gross profit (loss) as a percent of sales decreased from 27.3% in the six months ended June 28, 1997 to (14.2)% in the comparable period in 1998. The decrease in gross profit (loss) as a percent of sales results from factory consolidation costs, increased excess and obsolete inventory charges, sales price erosion, and from the effects of fixed costs spread over the lower volume, offset somewhat by the decreased overhead spending.

Operating expenses for the six months ended June 27, 1998 decreased by $1,406 or by 12.4% to $9,961 (41.1% of sales) from $11,367 (25.0% of sales) in the six months ended June 28, 1997. The decrease in operating expenses of $1,406 relates primarily to decreased commissions resulting from the decreased sales and to an overall reduction in general and administrative spending levels compared to the comparable period of the prior year, offset somewhat in the current period by $481 of costs associated with the pending merger of the Company into Technitrol. The increase in operating expenses as a percent of revenues is a function of sales, marketing, administration and product development costs that did not decline in proportion to the decline in sales.

Other expenses (income) for the six months ended June 27, 1998 decreased $132 to $40 from $172 in the comparable period of 1997. This decrease is primarily due to decreased interest expense associated with decreased borrowings.

The Company's tax provision was $78 for the six months ended June 27, 1998 compared to $277 for the comparable period of 1997. The tax provision for the six months ended June 27, 1998 is disproportionate to the related loss from operations because of potential uncertainties related to the realization of the Company's net operating loss and capital-loss carryforwards.

The significant decrease in gross profit, offset slightly by the decreases in operating expenses and other expenses, resulted in a loss from operations for the six months ended June 27, 1998 of $13,516 or $1.52 per share. This compares to a loss from operations of $101 or $0.03 per share in the comparable period of the 1997. Including the cumulative effect of change in accounting principle of $899, the net loss for the six months ended June 27, 1998 was $14,415 or $1.62 per share. This compares to a net loss of $101 or $0.03 per share in the comparable period of 1997.

TRENDS, UNCERTAINTIES AND PROSPECTIVE INFORMATION

The Company expects that revenues in its third quarter of 1998 will again decline significantly on a comparable-quarter basis and that third quarter revenues may decline on a sequential-quarter basis. Management believes that this continuing revenue decline results first from an overall softening in demand for computer and networking products, from adverse economic conditions in Asia, and from intensified competition and resultant price declines in the LAN market. These adverse factors have been further exacerbated by the uncertainty caused by the Company's previously announced merger activities, which announcement has caused reluctance on the part of certain customers to place orders and to engage in new design activities with the Company, at least until such time as the merger is finalized. In response to these adverse trends and for other reasons, the Company continues to initiate ongoing revenue enhancement and cost reduction programs. However, there can be no assurance that revenues will increase, nor can there be any assurance that the Company will be able to reduce costs in an amount sufficient to offset the negative effects of the revenue decline.

See also Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997 for a further discussion of trends and uncertainties.


                         LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 27, 1998, the Company satisfied its working capital and capital expenditure requirements primarily through reductions to inventory and accounts receivable levels. The Company's primary uses of these available funds was to fund operating losses, to add equipment, and to reduce current liabilities. These sources and uses of cash are detailed in the Consolidated Statements of Cash Flows included elsewhere in this Form 10-Q.

As of June 27, 1998, the Company has foreign tax refunds receivable totaling $2,878 which the Company expects to collect in 1998.

For the six months ended June 27, 1998, the Company purchased capital equipment totaling $633. These expenditures were primarily for production equipment. The Company anticipates that capital expenditures will total about $3 to $5 million per year for the foreseeable future, depending on revenue growth rates, if any. These capital expenditures are anticipated to be primarily for automation equipment to further improve quality, increase capacity and increase manufacturing labor efficiency. The Company's capital expenditure estimates assume that future additional capacity needs, if any, are realized through expansion in subcontractor relationships, requiring a relatively low level of facility expenditures. The Company anticipates that most of its capital expenditures for the foreseeable future will be funded through cash on hand or cash generated from operations.

As more fully discussed in "Results of Operations" above, the Company's current cost levels are significantly greater than its current revenue levels which has resulted in significant recent losses. To alleviate this imbalance, the Company intends to significantly reduce costs and to reorganize its operations. Assuming these cost reductions are sufficient and timely, management believes that funds on hand will be sufficient to finance working capital needs, projected capital-expenditure requirements and debt maturities at least through the next twelve months. However, if revenue levels are lower than anticipated (see also Trends, Uncertainties and Prospective Information included elsewhere herein), and if the Company's cost reduction efforts are not successful, then the Company may be forced to seek additional financing. There can be no assurance that additional financing will be available in amounts or at terms acceptable to the Company.

                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

        None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits

               Exhibit 27 - Financial Data Schedule (electronic filing only)

        b)  Reports on Form 8-K

               On June 4, 1998, the Company filed a Report on Form 8-K to disclose that on May 26, 1998, the Company executed an Agreement and Plan of Merger (the "Agreement") with Technitrol International, Inc. ("Parent," a wholly owned subsidiary of Technitrol, Inc. NYSE-TNL) and Acquisition Sub, Inc. ("Acquisition," a wholly owned subsidiary of Parent) whereby Acquisition will be merged with and into the Company ( the "Merger").

               On August 6, 1998, pursuant to the Agreement referred to above, the Company filed a Proxy Statement with the Securities and Exchange Commission ("SEC"). Simultaneous with the SEC filing, the Company mailed a copy of the Proxy Statement to shareholders of record as of July 27, 1998. A Special Meeting of GTI stockholders will be held on August 27, 1998, where the stockholders of the Company will vote (either in person or by proxy) whether or not to approve the Merger.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GTI CORPORATION
                                        (Registrant)



       Date:  August 10, 1998         By:  /s/ Albert J. Hugo-Martinez
                                           ---------------------------
                                           Albert J. Hugo-Martinez
                                           President and Chief Executive Officer


       Date:  August 10, 1998         By:  /s/ Bruce C. Myers
                                           ------------------
                                           Bruce C. Myers
                                           Vice President Finance and Treasurer
                                           (Principal Financial and
                                            Accounting Officer)


       Date:  August 10, 1998         By:  /s/ Peter B. Harker
                                           -------------------
                                           Peter B. Harker
                                           Corporate Controller