Form 10-Q
period 1998-09-26
GTI CORP
filed 1998-11-09
CIK 44319

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1998


                          Commission File Number 1-4289



                                 GTI CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                        05-0278990
 -------------------------------                        ------------------
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

                                 Yes [X] No [ ]


As of November 2, 1998, the Registrant had one class of Common Stock, at a par value of $.04 per share, with 8,973,475 shares outstanding.



This Report on Form 10-Q contains 14 pages.

                                      INDEX

                                 GTI CORPORATION


                                                                                  Page
                                                                                  ----
PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

Condensed consolidated statements of operations for the three and nine months
        ended September 26, 1998 and September 27, 1997                             3

Condensed consolidated balance sheets as of September 26, 1998 and December         4
         31, 1997

Condensed consolidated statements of cash flows for the nine months ended
        September 26, 1998 and September 27, 1997                                   5

Notes to condensed consolidated financial statements                                6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS                                                        8


PART II - OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                         13

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                          13


SIGNATURES                                                                         14

                                 GTI CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 For the three months ended        For the nine months ended
                                                               ------------------------------    ------------------------------
                                                               September 26,    September 27,    September 26,    September 27,
                                                                   1998             1997             1998             1997
                                                               -------------    -------------    -------------    -------------
Sales                                                            $ 10,235         $ 19,130         $ 34,466         $ 64,534
Cost of sales                                                      10,039           15,285           37,707           48,302
                                                                 --------         --------         --------         --------

Gross profit (loss)                                                   196            3,845           (3,241)          16,232
Operating expenses                                                  3,590            5,450           13,142           16,817
                                                                 --------         --------         --------         --------

Operating profit (loss)                                            (3,394)          (1,605)         (16,383)            (585)

Merger costs                                                          707               --            1,116               --
Loss on sale of securities                                             --               --               --              672
Other expenses (income)                                               (53)             167              (13)             339
                                                                 --------         --------         --------         --------

Income (loss) before income taxes and cumulative
     effect of change in accounting principle                      (4,048)          (1,772)         (17,486)          (1,596)

Provision (benefit) for income taxes                                   --             (277)              78               --
                                                                 --------         --------         --------         --------

Loss before cumulative effect of
     change in accounting principle                                (4,048)          (1,495)         (17,564)          (1,596)

Cumulative effect  of change in accounting
     principle, net of income taxes                                    --               --             (899)              --
                                                                 --------         --------         --------         --------

Net loss                                                         $ (4,048)        $ (1,495)        $(18,463)        $ (1,596)
                                                                 ========         ========         ========         ========


Net loss per share of common stock
    and common stock equivalents:

Basic and diluted loss per share before
     cumulative effect of change in accounting principle         $  (0.46)        $  (0.17)        $  (1.98)        $  (0.20)
Cumulative effect of change in accounting principle                    --               --            (0.10)              --
                                                                 --------         --------         --------         --------
Basic and diluted loss per share                                 $  (0.46)        $  (0.17)        $  (2.08)        $  (0.20)
                                                                 ========         ========         ========         ========


Weighted average number of common shares
     and common stock equivalents - basic and diluted EPS           8,973            8,973            8,973            8,973
                                                                 ========         ========         ========         ========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 GTI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              September 26,
                                                                   1998          December 31,
                                                               (Unaudited)          1997
                                                              -------------      ------------
Current assets:
     Cash and cash equivalents                                   $  7,259         $  6,967
     Accounts receivable, net                                       6,001           12,061
     Inventories, net                                              10,868           21,794
     Prepaid expenses and other                                     5,023            6,002
                                                                 --------         --------

                Total current assets                               29,151           46,824

Property, plant and equipment, net                                 10,609           14,800
Goodwill and other assets                                          19,490           21,330
                                                                 --------         --------

                                                                 $ 59,250         $ 82,954
                                                                 ========         ========


Current liabilities:
     Accounts payable, accrued and other liabilities             $  7,755         $ 11,761
     Current portion of long-term debt due to affiliate               625            1,250
                                                                 --------         --------

                Total current liabilities                           8,380           13,011

Long-term debt due to affiliate, net of current portion                --              625
Deferred income taxes and other liabilities                         5,781            5,553

Stockholders' equity:
     Preferred stock, $35.00 cumulative convertible,
          8,110 shares issued and outstanding                       8,110            8,110
     Common stock, 8,973,475 shares issued and outstanding            359              359
     Additional paid in capital                                    44,082           44,082
     Retained earnings (deficit)                                   (7,449)          11,227
     Cumulative translation adjustment                                (13)             (13)
                                                                 --------         --------

                Total stockholders' equity                         45,089           63,765
                                                                 --------         --------

                                                                 $ 59,250         $ 82,954
                                                                 ========         ========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 GTI CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  For the nine months ended
                                                                                ------------------------------
                                                                                September 26,    September 27,
                                                                                    1998             1997
                                                                                -------------    -------------
Cash flows from operating activities:
       Net income (loss)                                                          $(18,463)        $ (1,596)
       Adjustments:
            Depreciation and amortization                                            3,907            4,021
            Impairment of fixed assets due to plant closure                          1,500               --
            Cumulative change in accounting principle - organization costs             899               --
            Loss on sale of securities                                                  --              672
            Change in assets and liabilities:
                 Accounts receivable                                                 6,060             (517)
                 Inventories                                                        10,926           (7,364)
                 Prepaid expenses and other                                            904            4,184
                 Accounts payable, accrued and other liabilities                    (4,006)          (1,738)
                 Other                                                                 553              880
                                                                                  --------         --------
       Net cash flow provided (used) by continuing operations                        2,280           (1,458)
       Net operating cash flow provided by discontinued operations                      75             (701)
                                                                                  --------         --------
Net cash provided (used) by operating activities                                     2,355           (2,159)
                                                                                  --------         --------

Cash flows from investing activities:
       Purchases of property, plant and equipment                                     (600)          (3,172)
       Proceeds from sale of discontinued operations                                    --           11,466
                                                                                  --------         --------
Net cash provided (used) by investing activities                                      (600)           8,294
                                                                                  --------         --------

Cash flows from financing activities:
       Repayment of line of credit, net                                                 --           (2,400)
       Net proceeds (repayment) from long-term debt due to affiliate                (1,250)           1,875
       Preferred stock cash dividend                                                  (213)            (213)
                                                                                  --------         --------
Net cash provided (used) by financing activities                                    (1,463)            (738)
                                                                                  --------         --------

Net change in cumulative translation adjustment                                         --               34
                                                                                  --------         --------

Net increase (decrease) in cash and cash equivalents                                   292            5,431

Cash and cash equivalents - beginning of period                                      6,967            3,219
                                                                                  --------         --------

Cash and cash equivalents - end of period                                         $  7,259         $  8,650
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

NOTE 2:  SUPPLEMENTAL STATEMENTS OF CASH FLOWS DISCLOSURE

Supplemental cash flow information (unaudited) for the nine months ended September 26, 1998 and September 27, 1997 are summarized as follows:

                                                      For the nine months ended
                                            ------------------------------------------
                                            September 26, 1998      September 27, 1997
                                            ------------------      ------------------
Interest paid                                    $  205                   $  208
                                                 ======                   ======

Income taxes paid                                $   78                   $1,085
                                                 ======                   ======

NOTE 3:  INVENTORIES

Inventories, stated at the lower of cost (first in, first out) or market, are summarized as follows:

                                         September 26, 1998
                                             (Unaudited)            December 31, 1997
                                         ------------------         -----------------
Raw materials                                  $ 5,367                   $ 9,881
Work in process                                  1,029                     2,871
Finished goods                                   4,472                     9,042
                                               -------                   -------

Total inventories                              $10,868                   $21,794
                                               =======                   =======

NOTE 4:  PLANT CLOSURE

In the quarter ended March 28, 1998, the Company decided to combine its two factories in the People's Republic of China ("PRC") into one factory in the PRC. Costs associated with the plant closure of $1,500 consist primarily of the impairment of fixed assets which are now surplus to the operations of the remaining PRC factory. These costs are included in cost of sales in the quarter ended March 28, 1998 and in the nine months ended September 26, 1998.

NOTE 5:  CUMULATIVE EFFECT FROM CHANGE IN ACCOUNTING PRINCIPLE

In the quarter ended March 28, 1998, the Company implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which requires organization costs to be expensed as incurred. Accordingly, in the first quarter, the Company recorded a charge of $899 as a cumulative effect of change in accounting principle for costs originally related to the organization of the Company's operations in the PRC.

NOTE 6:  NEW ACCOUNTING STANDARD

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners. The components for comprehensive income are as follows:

                                      For the three months ended             For the nine months ended
                                   --------------------------------      --------------------------------
                                   September 26,      September 27,      September 26,      September 27,
                                       1998               1997               1998               1997
                                   -------------      -------------      -------------      -------------
Net income (loss)                    $ (4,048)          $ (1,495)          $(18,463)          $ (1,596)
Translation adjustment                     --                 --                 --                 34
                                     --------           --------           --------           --------

Comprehensive income (loss)          $ (4,048)          $ (1,495)          $(18,463)          $ (1,562)
                                     ========           ========           ========           ========

NOTE 7:  MERGER AGREEMENT

On May 26, 1998, the Company executed an Agreement and Plan of Merger (the "Agreement") whereby all of the outstanding GTI common and preferred stock will be transferred to a subsidiary of Technitrol, Inc. in exchange for $3.10 cash per GTI common share and $726.37 cash per GTI preferred share. The closing of this transaction is subject to certain conditions, all of which the Company believes it has met. However, until recently, Technitrol had refused to close the merger transaction, citing certain alleged material breaches of representations and warranties made by the Company in the Agreement, which the Company has denied. On September 10, 1998, the Company filed suit in the Delaware Chancery Court seeking a court order, among other things, requiring Technitrol to close the merger transaction.

On November 3, 1998, Technitrol and the Company announced publicly that the disagreements discussed above had been resolved and that the closing of the merger is expected to occur on or about November 16, 1998.

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


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 26, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 27, 1997

Revenues declined by $8,895 or 46.5% to $10,235 in the third quarter ended September 26, 1998 from $19,130 in the comparable quarter of 1997. This decrease resulted from an approximate 10.2% decrease in average selling prices (including the effects of changes in mix), coupled with an approximate 40.6% decrease in unit volume. Management attributes the decrease in average selling prices to the competitive pressures in the market for networking products for which the Company provides components. The decrease in average selling prices also resulted from a greater current-period mix of lower-priced components for telecommunications markets. The 40.6% decrease in unit volume generally resulted from customer uncertainty which arose when the Company announced it would put itself up for sale. This customer uncertainty intensified when the completion of the announced merger with Technitrol became unclear (see also Trends, Uncertainties and Prospective Information included elsewhere herein).

In the quarter ended September 26, 1998, two of Valor's customers individually accounted for more than 10% of Valor's sales, and collectively these two customers accounted for 37.0% of total 1998 third quarter sales. In the comparable quarter of 1997, three of Valor's customers, each individually accounting for more than 10% of Valor's sales, collectively accounted for 43.9% of total sales. The sales percentage from Valor's OEM customers has historically fluctuated and will likely continue to fluctuate in future periods. A change in the sales terms with these customers could affect the Company's results of operations and financial condition. The loss of one of these customers would have a material adverse affect on the Company's results of operations and financial condition.

As of September 26, 1998, Valor's backlog was approximately $7,900 compared to approximately $8,300 as of September 27, 1997. As noted by other companies selling to the same customers as the Company, backlog is not an accurate indication of future sales. The Company's backlog at the beginning of each quarterly period is not sufficient to achieve anticipated revenues for the quarter. As a result, the Company's sales for any quarter are dependent upon obtaining "turns business" (i.e., orders received in a quarter for shipment within the same quarter). Further, current trends are towards a greater dependence on turns business as the Company's customers demand shorter lead times and provide fewer long-term orders. Management expects this trend to continue. The Company's future performance on a quarter-to-quarter and year-to-year basis will be materially affected by the volume, mix and timing of orders received.

Cost of sales decreased $5,246 or 34.3% from $15,285 (79.9% of revenue) in the third quarter of 1997 to $10,039 (98.1% of revenue) in the third quarter of 1998. The decrease in cost of sales of $5,246 results from decreased variable costs related to decreased sales, and from a 32.0% reduction in fixed overhead spending. This decrease in fixed overhead spending resulted primarily from the consolidation of the Company's two PRC factories into one, and from reductions in San Diego based manufacturing support employees. The increase in cost of sales as a percent of revenue results from sales price erosion, from the effects of fixed costs spread over the lower volume, and from the current quarter reductions in inventory levels, offset somewhat by the decreased fixed overhead spending.

Gross profit decreased $3,649 or 94.9% from $3,845 in the third quarter of 1997 to $196 in the third quarter in 1998. Gross profit as a percent of sales decreased from 20.1% to 1.9%. The decrease in gross profit as a percent of sales results from sales price erosion and from the effects of fixed costs spread over the lower volume, offset somewhat by decreased fixed overhead spending.

Operating expenses for the third quarter of 1998 decreased by $1,860 or by 34.1% from $5,450 (28.5% of sales) in the third quarter of 1997 to $3,590 (35.1% of sales) in the third quarter of 1998. The decrease in operating expenses of $1,860 relates primarily to decreased commissions resulting from the decreased sales and to an overall reduction in employee levels throughout the Company compared to the comparable quarter of the prior year. The increase in operating expenses as a percent of revenues is a function of sales, marketing, administration and product development costs that did not decline in proportion to the decline in sales.

In the third quarter of 1998, the Company incurred $707 of legal, consulting and related expenses associated with the proposed merger with Technitrol. No such costs were incurred in the comparable quarter of the prior year.

Other expenses (income) for the third quarter of 1998 decreased $220 from $167 in the comparable quarter of the prior year to $(53) in the current quarter. This decrease is primarily due to decreased interest expense associated with decreased borrowings.

The Company's tax provision (benefit) was $0 and $(277) for the third quarter in 1998 and 1997, respectively. These tax provision / (benefit) amounts for 1998 and 1997 are disproportionate to the related loss from operations because of potential uncertainties related to the realization of the Company's net-operating-loss and capital-loss carryforwards.

The significant decrease in gross profit and the current-quarter merger costs, offset somewhat by the decreases in operating expenses and other expenses, resulted in a net loss for the third quarter of 1998 of $4,048 or $0.46 per share. This compares to a net loss of $1,495 or $0.17 per share in the comparable quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 26, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 27, 1997

Revenues declined by $30,068 or 46.6% to $34,466 in the nine months ended September 26, 1998 from $64,534 in the comparable period of 1997. This decrease resulted from an approximate 20.5% decrease in average selling prices (including the effects of changes in mix), coupled with an approximate 33.0% decrease in unit volume. Management attributes the decrease in average selling prices to the competitive pressures caused by downward pressures on prices in the market for networking products for which the Company provides components. The decrease in average selling prices also resulted from a greater current-period mix of lower-priced components for telecommunications markets. The 33.0% decrease in unit volume generally resulted from softness in the overall market for local area networking products coupled with the negative effects of customer uncertainty related to the Company's previously announced merger activities (see also Trends, Uncertainties and Prospective Information included elsewhere herein).

Cost of sales decreased $10,595 or 21.9% from $48,302 (74.9% of revenue) in the nine months ended September 27, 1997 to $37,707 (109.4% of revenue) in the nine months ended September 26, 1998. Cost of sales in the nine months ended September 26, 1998 includes a $1,500 charge related to the consolidation of the Company's two PRC factories into one factory and a $2,800 charge related to excess and obsolete inventories caused by decreased projected revenue levels relative to previously forecasted requirements. The decrease in cost of sales of $10,595 results from decreased variable costs related to decreased sales, and from a 27.0% reduction in fixed overhead spending, offset by the factory consolidation costs and increased excess and obsolete inventory charges. This decrease in fixed overhead spending resulted primarily from the consolidation of the Company's two PRC factories into one and from reductions in San Diego-based manufacturing support employees. The increase in cost of sales as a percent of revenue results from factory consolidation costs, from increased excess and obsolete inventory charges, from sales price erosion, from the effects of fixed costs spread over the lower volume, and from the current period reduction in inventory levels, all offset somewhat by the decreased fixed overhead spending.

Gross profit (loss) decreased $19,473 or 120.0% from $16,232 in the nine months ended September 27, 1997 to $(3,241) in the nine months ended September 26, 1998. Gross profit (loss) as a percent of sales decreased from 25.2% in the nine months ended September 27, 1997 to (9.4)% in the comparable period in 1998. The decrease in gross profit (loss) as a percent of sales results from factory consolidation costs, from increased excess and obsolete inventory charges, from sales price erosion, and from the effects of fixed costs spread over the lower volume, offset somewhat by the decreased fixed overhead spending.

Operating expenses for the nine months ended September 26, 1998 decreased by $3,675 or by 21.9% to $13,142 (38.1% of sales) from $16,817 (26.1% of sales) in the nine months ended September 27, 1997. The decrease in operating expenses of $3,675 relates primarily to decreased commissions resulting from the decreased sales and to an overall reduction in general, administrative, sales, marketing, and design engineering employee levels compared to the comparable period of the prior year. The increase in operating expenses as a percent of revenues is a function of sales, marketing, administration and product development costs that did not decline in proportion to the decline in sales.

In the nine months ended September 26, 1998, the Company incurred $1,116 of legal, consulting and related expenses associated with the proposed merger with Technitrol. No such costs were incurred in the comparable period of the prior year.

Other expenses (income) for the nine months ended September 26, 1998 decreased $352 to $(13) from $339 in the comparable period of 1997. This decrease is primarily due to decreased interest expense associated with decreased borrowings.

The Company's tax provision was $78 for the nine months ended September 26, 1998 compared to $0 for the comparable period of 1997. The tax provisions for the nine months ended September 26, 1998 and September 27, 1997, respectively, are disproportionate to the related loss from operations because of potential uncertainties related to the realization of the Company's net operating loss and capital-loss carryforwards.

The significant decrease in gross profit and the current-period merger costs, offset somewhat by the decreases in operating expenses and other expenses, resulted in a loss before cumulative effect of change in accounting principle for the nine months ended September 26, 1998 of $17,564 or $1.98 per share. This compares to a loss before cumulative effect of change in accounting principle of $1,596 or $0.20 per share in the comparable period of the 1997. Including the cumulative effect of change in accounting principle of $899, the net loss for the nine months ended September 26, 1998 was $18,463 or $2.08 per share. This compares to a net loss of $1,596 or $0.20 per share in the comparable period of 1997.

TRENDS, UNCERTAINTIES AND PROSPECTIVE INFORMATION

The Company expects that revenues in its fourth quarter of 1998 will again decline significantly on a comparable-quarter basis. However, recent booking levels have increased. As a result of these increased recent booking levels, management expects fourth-quarter revenues to increase somewhat compared to the level achieved in the third quarter of 1998.

Management believes that the Company's previously announced merger activities (particularly in light of its dispute which has now been resolved with its merger partner, Technitrol, Inc.) continue to cause some reluctance on the part of certain customers to engage in new product design activities with the Company, at least until such time as the merger is finalized. This customer reluctance coupled with recent decreases in the Company's available engineering resources, could have an adverse effect on future revenue levels if the merger with Technitrol does not occur.

On November 3, 1998, Technitrol and the Company announced publicly the resolution of the disagreements between them concerning the merger agreement. The closing of the merger is expected to occur on or about November
16, 1998.

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

                         LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 26, 1998, the Company satisfied its working capital and capital expenditure requirements primarily through reductions to inventory and accounts receivable levels. The Company's primary uses of these available funds was to fund operating losses, to add capital equipment, and to reduce current liabilities. These sources and uses of cash are detailed in the Consolidated Statements of Cash Flows included elsewhere in this Form 10-Q.

As of September 26, 1998, the Company has foreign tax refunds receivable totaling $2,195, most of which the Company collected in October 1998.

For the nine months ended September 26, 1998, the Company purchased capital equipment totaling $600. These expenditures were primarily for production equipment. The Company anticipates that capital expenditures will total about $3 million to $5 million per year for the foreseeable future, depending on revenue growth rates, if any. These capital expenditures are anticipated to be primarily for automation equipment to further improve quality and to increase manufacturing labor efficiency. The Company's capital expenditure estimates assume that future additional capacity needs, if any, are realized through expansion in subcontractor relationships, requiring a relatively low level of facility expenditures. The Company anticipates that most of its capital expenditures for the foreseeable future will be funded through cash on hand or cash generated from operations.

As more fully discussed in "Results of Operations" above, the Company's current cost levels are greater than its current revenue levels which has resulted in significant recent losses. To alleviate this imbalance, the Company intends to continue to reduce costs and to reorganize its operations. Assuming these cost reductions are sufficient and timely, Management believes that funds on hand will be sufficient to finance working capital needs, projected capital-expenditure requirements and debt maturities at least through the next twelve months. However, if revenue levels are lower than anticipated (see also Trends, Uncertainties and Prospective Information included elsewhere herein), and/or if the Company's cost reduction efforts are not successful, then the Company may be forced to seek additional financing. There can be no assurance that additional financing will be available in amounts or at terms acceptable to the Company.

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

        On September 3, 1998, an adjourned Special Meeting of Shareholders was held to approve and adopt an Agreement and Plan of Merger dated May 26, 1998 (the "Agreement") by and between Technitrol International, Inc. ("Parent," a wholly owned subsidiary of Technitrol, Inc. NYSE-TNL) and Acquisition Sub, Inc. ("Acquisition," a wholly owned subsidiary of Parent) whereby Acquisition will be merged with and into GTI (the "Merger").

        The following is the vote tabulation for this matter:

                                                                     Against /     Abstained /
 Matter                                                  For         Withheld       Not Voted
-----------------------------------------------     -------------  -------------  -------------
 To approve and adopt an Agreement and                 7,738,735         62,675      3,072,352
 Plan of Merger, dated as of May 26, 1998
 (the "Merger"), by and between GTI,
 Technitrol International, Inc. ("Parent," a
 wholly-owned subsidiary of Technitrol, Inc.,
 NYSE:TNL) and Technitrol Acquisition, Inc.
 ("Acquisition," a wholly owned subsidiary of
 Parent), and the merger of Acquisition into
 GTI as provided therein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a)      Exhibits

                  Exhibit 27 - Financial Data Schedule (electronic filing only)

        b)      Reports on Form 8-K

                  On August 17, 1998, the Company filed a Current Report on Form 8-K attaching a copy of the Company's press release dated August 14, 1998.

                  On September 11, 1998, the Company filed a Current Report on Form 8-K attaching a copy of the Company's press release dated September 10, 1998.

                  On November 9, 1998, the Company filed a Current Report on Form 8-K attaching a copy of the joint press release of the Company and Technitrol, Inc. dated November 3, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     GTI CORPORATION
                                     ---------------
                                      (Registrant)



      Date:  November 6, 1998        By:  /s/ Albert J. Hugo-Martinez
                                          --------------------------------------
                                          Albert J. Hugo-Martinez
                                          President and Chief Executive Officer


      Date:  November 6, 1998        By:  /s/ Bruce C. Myers
                                          --------------------------------------
                                          Bruce C. Myers
                                          Vice President Finance and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)


      Date:  November 6, 1998        By:  /s/ Peter B. Harker
                                          --------------------------------------
                                          Peter B. Harker
                                          Corporate Controller

                                      EXHIBIT INDEX



                  Exhibit 27 - Financial Data Schedule (electronic filing only)